Form 10-Q
period 2024-12-31
MATRIX SERVICE CO
filed 2025-02-06
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 5, 2025 there were 27,606,852 shares of the Company's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Revenue	$187,169	$175,042	$352,748	$372,701
Cost of revenue	176,277	164,453	334,043	350,253
Gross profit	10,892	10,589	18,705	22,448
Selling, general and administrative expenses	17,286	15,731	35,866	32,844
Operating loss	(6,394)	(5,142)	(17,161)	(10,396)
Other income (expense):
Interest expense	(145)	(319)	(234)	(644)
Interest income	1,578	162	3,150	312
Other (Note 3)	(556)	2,454	(495)	4,716
Loss before income tax expense	(5,517)	(2,845)	(14,740)	(6,012)
Provision for federal, state and foreign income taxes	16	6	16	6
Net loss	$(5,533)	$(2,851)	$(14,756)	$(6,018)

Basic loss per common share	$(0.20)	$(0.10)	$(0.53)	$(0.22)
Diluted loss per common share	$(0.20)	$(0.10)	$(0.53)	$(0.22)
Weighted average common shares outstanding:
Basic	27,801	27,377	27,680	27,314
Diluted	27,801	27,377	27,680	27,314
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Net loss	$(5,533)	$(2,851)	$(14,756)	$(6,018)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(1,363)	562	(927)	24
Comprehensive loss	$(6,896)	$(2,289)	$(15,683)	$(5,994)
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	December 31, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$156,777	$115,615
Accounts receivable, net of allowance for credit losses	134,726	138,987
Costs and estimated earnings in excess of billings on uncompleted contracts	34,711	33,893
Inventories	7,157	8,839
Income taxes receivable	179	180
Prepaid expenses and other current assets	10,372	4,077
Total current assets	343,922	301,591
Restricted cash	25,000	25,000
Property, plant and equipment, net	41,392	43,498
Operating lease right-of-use assets	18,160	19,150
Goodwill	28,883	29,023
Other intangible assets, net of accumulated amortization	1,103	1,651
Other assets, non-current (Note 2)	55,385	31,438
Total assets	$513,845	$451,351
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	December 31, 2024	June 30, 2024
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$79,976	$65,629
Billings on uncompleted contracts in excess of costs and estimated earnings	237,537	171,308
Accrued wages and benefits	13,288	15,878
Accrued insurance	4,473	4,605
Operating lease liabilities	3,781	3,739
Other accrued expenses	2,044	3,956
Total current liabilities	341,099	265,115
Deferred income taxes	23	25
Operating lease liabilities	18,194	19,156
Other liabilities, non-current	2,595	2,873
Total liabilities	361,911	287,169
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock — $0.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued at December 31, 2024 and June 30, 2024, respectively; 27,602,825 and 27,308,795 shares outstanding as of December 31, 2024 and June 30, 2024, respectively;	279	279
Additional paid-in capital	145,608	145,580
Retained earnings	19,185	33,941
Accumulated other comprehensive loss	(10,462)	(9,535)
Treasury stock, at cost — 285,392 and 579,422 shares as of December 31, 2024 and June 30, 2024, respectively;	(2,676)	(6,083)
Total stockholders' equity	151,934	164,182
Total liabilities and stockholders’ equity	$513,845	$451,351
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2024	December 31, 2023
Operating activities:
Net loss	$(14,756)	$(6,018)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	5,025	5,692
Stock-based compensation expense	4,568	3,785
Gain on disposal of property, plant and equipment (Note 3)	(64)	(4,589)
Other	(19)	125
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable, net of allowance for credit losses	(18,930)	(19,752)
Costs and estimated earnings in excess of billings on uncompleted contracts	(818)	4,462
Inventories	1,682	(1,004)
Other assets and liabilities	(6,963)	(1,763)
Accounts payable	14,474	(14,303)
Billings on uncompleted contracts in excess of costs and estimated earnings	66,229	31,837
Accrued expenses	(4,912)	2,257
Net cash provided by operating activities	45,516	729
Investing activities:
Capital expenditures	(2,859)	(859)
Proceeds from sale of property, plant and equipment (Note 3)	163	2,806
Net cash provided (used) by investing activities	(2,696)	1,947
Financing activities:
Advances under asset-backed credit facility	—	10,000
Repayments of advances under asset-backed credit facility	—	(20,000)
Proceeds from issuance of common stock under employee stock purchase plan	102	91
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(1,235)	(456)
Net cash used by financing activities	(1,133)	(10,365)
Effect of exchange rate changes on cash	(525)	37
Net increase (decrease) in cash and cash equivalents	41,162	(7,652)
Cash, cash equivalents and restricted cash, beginning of period	140,615	79,812
Cash, cash equivalents and restricted cash, end of period	$181,777	$72,160
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$18	$(43)
Interest	$232	$647
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$13	$71

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
September 30, 2024	27,888,217	$279	$143,765	$24,718	$(9,099)	338,015	$(3,146)	$156,517
Net loss	—	—	—	(5,533)	—	—	—	(5,533)
Other comprehensive income	—	—	—	—	(1,363)	—	—	(1,363)
Issuance of restricted stock	—	—	(428)	—	—	(47,946)	428	—
Treasury shares sold to Employee Stock Purchase Plan	—	—	14	—	—	(4,677)	42	56
Stock-based compensation expense	—	—	2,257	—	—	—	—	2,257
December 31, 2024	27,888,217	$279	$145,608	$19,185	$(10,462)	285,392	$(2,676)	$151,934

September 30, 2023	27,888,217	$279	$139,773	$55,750	$(9,307)	678,379	$(7,372)	$179,123
Net loss	—	—	—	(2,851)	—	—	—	(2,851)
Other comprehensive loss	—	—	—	—	562	—	—	562
Issuance of restricted stock	—	—	(1,131)	—	—	(86,783)	1,131	—
Treasury shares sold to Employee Stock Purchase Plan	—	—	(4)	—	—	(3,864)	50	46
Stock-based compensation expense	—	—	2,030	—	—	—	—	2,030
December 31, 2023	27,888,217	$279	$140,668	$52,899	$(8,745)	587,732	$(6,191)	$178,910

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
June 30, 2024	27,888,217	$279	$145,580	$33,941	$(9,535)	579,422	$(6,083)	$164,182
Net loss	—	—	—	(14,756)	—		—	(14,756)
Other comprehensive income	—	—	—	—	(927)		—	(927)
Issuance of restricted stock	—	—	(4,537)	—	—	(408,406)	4,537	—
Treasury shares sold to Employee Stock Purchase Plan		—	(3)	—	—	(9,474)	105	102
Treasury shares purchased to satisfy tax withholding obligations	—	—	—	—	—	123,850	(1,235)	(1,235)
Stock-based compensation expense	—	—	4,568	—	—		—	4,568
December 31, 2024	27,888,217	$279	$145,608	$19,185	$(10,462)	285,392	$(2,676)	$151,934

June 30, 2023	27,888,217	$279	$140,810	$58,917	$(8,769)	840,899	$(9,753)	$181,484
Net loss	—	—	—	(6,018)	—	—	—	(6,018)
Other comprehensive loss	—	—	—	—	24	—	—	24
Issuance of restricted stock	—	—	(3,868)	—	—	(297,026)	3,868	—
Treasury shares sold to Employee Stock Purchase Plan	—	—	(59)	—	—	(11,465)	150	91
Treasury shares purchased to satisfy tax withholding obligations	—	—	—	—	—	55,324	(456)	(456)
Stock-based compensation expense	—	—	3,785	—	—	—	—	3,785
December 31, 2023	27,888,217	$279	$140,668	$52,899	$(8,745)	587,732	$(6,191)	$178,910

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2024, included in our Annual Report on Form 10-K. The results of operations for the three and six month periods ended December 31, 2024 may not necessarily be indicative of the results of operations for the full year ending June 30, 2025.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring companies to provide more detailed and organized disclosures of their expenses. Disclosures will include disaggregation of expense captions presented on the face of the income statement into specific categories, such as purchases of inventory, employee compensation, and costs related to depreciation and amortization. The new requirements will take effect for annual reporting periods beginning after December 15, 2026 (fiscal 2028) and for interim periods within fiscal years beginning after December 15, 2027 (fiscal 2029), with early adoption permitted. Adoption of this ASU will result in additional disclosure, but will not impact the Company's consolidated financial position, results of operations or cash flows.
Other accounting pronouncements issued but not effective until after December 31, 2024 are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
Note 2 – Revenue
Remaining Performance Obligations
We had $1.0 billion of remaining performance obligations yet to be satisfied as of December 31, 2024. We expect to recognize $558.9 million of our remaining performance obligations as revenue within the next twelve months.

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

	December 31, 2024	June 30, 2024	Change
	(In thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$34,711	$33,893	$818
Billings on uncompleted contracts in excess of costs and estimated earnings	(237,537)	(171,308)	(66,229)
Net contract liabilities	$(202,826)	$(137,415)	$(65,411)
The difference between the beginning and ending balances of our CIE and BIE primarily results from the timing of revenue recognized relative to the billings on the associated contracts. The amount of revenue recognized during the six months ended December 31, 2024 that was included in the June 30, 2024 BIE balance was $149.9 million.
Progress billings in accounts receivable at December 31, 2024 and June 30, 2024 included retentions to be collected within one year of $12.9 million and $11.6 million, respectively. Contract retentions collectible beyond one year are included in Other assets, non-current in the Condensed Consolidated Balance Sheets and totaled $51.9 million as of December 31, 2024 and $28.6 million as of June 30, 2024, respectively.
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $8.4 million at December 31, 2024 and $9.9 million at June 30, 2024. The amounts ultimately realized may be different than the recorded amounts resulting in adjustments to future earnings. Generally, we expect collection of amounts related to unpriced change orders and claims within twelve months. However, customers may not pay these amounts until final resolution of related claims, and therefore collection of these amounts may extend beyond one year.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 8 - Segment Information. The following series of tables presents revenue disaggregated by geographic area where the work was performed and by contract type:
Geographic Disaggregation:

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In thousands)
United States	$175,489	$156,409	$328,711	$333,959
Canada	10,048	14,548	20,816	31,421
Other international	1,632	4,085	3,221	7,321
Total Revenue	$187,169	$175,042	$352,748	$372,701

Contract Type Disaggregation:

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In thousands)
Fixed-price contracts	$137,950	$97,711	$261,719	$214,468
Time and materials and other cost reimbursable contracts	49,219	77,331	91,029	158,233
Total Revenue	$187,169	$175,042	$352,748	$372,701

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
There were no significant sales of property, plant and equipment in the first half of fiscal 2025.
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
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The borrowing base is recalculated on a monthly basis and at December 31, 2024, our borrowing base was $59.7 million. The Company had $4.8 million in letters of credit outstanding as of December 31, 2024, which resulted in availability of $54.9 million under the ABL Facility.
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
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that limit our ability to sell assets; engage in mergers and acquisitions; make investments, including investments in certain international subsidiaries; incur, assume or permit to exist additional indebtedness and guarantees; create or permit to exist liens; pay cash dividends or make distributions; issue equity instruments; or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We were in compliance with all covenants of the ABL Facility as of December 31, 2024.
Note 5 – Income Taxes
Effective Tax Rate
During the three and six months ended December 31, 2024, our effective tax rates were (0.3%) and (0.1)%, respectively. During the three and six months ended December 31, 2023 our effective tax rates were zero. The effective tax rates during fiscal 2025 were impacted by valuation allowances of $1.8 million and $3.1 million, respectively, placed on deferred tax assets generated during the three and six months ended December 31, 2024. The effective tax rates during fiscal 2024 were impacted by valuation allowances of $1.2 million and $1.4 million, respectively, placed on deferred tax assets during the three and six months ended December 31, 2023.
Valuation Allowance
We placed a valuation allowance on our deferred tax assets in fiscal 2022 due to the existence of a cumulative loss over a three-year period. Currently, we place valuation allowances on newly generated deferred tax assets and will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided as we generate taxable income.
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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In thousands, except per share data)
Basic EPS:
Net loss	$(5,533)	$(2,851)	$(14,756)	$(6,018)
Weighted average shares outstanding	27,801	27,377	27,680	27,314
Basic loss per share	$(0.20)	$(0.10)	$(0.53)	$(0.22)
Diluted EPS:
Net loss	$(5,533)	$(2,851)	$(14,756)	$(6,018)
Diluted weighted average shares outstanding	27,801	27,377	27,680	27,314
Diluted loss per share	$(0.20)	$(0.10)	$(0.53)	$(0.22)

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In thousands)
Nonvested restricted stock units	917	949	926	757

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
•Utility and Power Infrastructure: primarily consists of engineering, procurement, fabrication, and construction services to support growing demand for LNG utility peak shaving facilities. We also perform power delivery work for public and private utilities, including construction of new substations, upgrades of existing substations, transmission and distribution line installations, and upgrades and maintenance including live wire work. Work may also include emergency and storm restoration services. We also provide construction services to a variety of power generation facilities, including natural gas fired facilities in simple or combined cycle configurations.
•Process and Industrial Facilities: primarily consists of plant maintenance, repair, and turnarounds in the downstream and midstream markets for energy clients including refining and processing of crude oil, fractionating, and marketing of natural gas and natural gas liquids. We also perform engineering, procurement, fabrication, and construction for refinery upgrades and retrofits for renewable fuels, including hydrogen processing, production, loading and distribution facilities. We also engineer and construct thermal vacuum test chambers for aerospace and defense industries and other infrastructure for industries including chemicals, petrochemical, sulfur, mining and minerals primarily in the extraction of non-ferrous metals, cement, agriculture, wastewater treatment facilities and other industrial customers.

We evaluate performance and allocate resources based on operating income. We eliminate intersegment sales; therefore, no intercompany profit or loss is recognized. Corporate selling, general and administrative expenses, including corporate salaries and facilities costs, are excluded from our three reportable segments in order to align controllable costs with the responsibility of segment management, and to be consistent with how our chief operating decision-maker assesses segment performance and allocates resources. Segment assets consist primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment, right-of-use lease assets, goodwill and other intangible assets. Corporate assets consist primarily of cash, restricted cash, prepaid expenses, corporate fixed assets, and corporate operating lease right-of-use assets.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

(In thousands)

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Three Months Ended December 31, 2024
Total revenue (1)	$95,507	$61,076	$30,586	$—	$187,169
Cost of revenue	(88,235)	(57,667)	(30,216)	(159)	(176,277)
Gross profit (loss)	7,272	3,409	370	(159)	10,892
Selling, general and administrative expenses	5,567	3,561	1,677	6,481	17,286
Operating income (loss)	$1,705	$(152)	$(1,307)	$(6,640)	$(6,394)
(1) Total revenues are net of inter-segment revenues which are primarily Process and Industrial Facilities and were $0.8 million for the three months ended December 31, 2024.
	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Three Months Ended December 31, 2023
Total revenue (1)	$62,360	$40,144	$71,305	$1,233	$175,042
Cost of revenue	(60,522)	(38,729)	(64,634)	(568)	(164,453)
Gross profit	1,838	1,415	6,671	665	10,589
Selling, general and administrative expenses	4,338	1,978	2,206	7,209	15,731
Operating income (loss)	$(2,500)	$(563)	$4,465	$(6,544)	$(5,142)
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and were $0.9 million for the three months ended December 31, 2023.
	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Six Months Ended December 31, 2024
Total revenue (1)	$173,746	$116,988	$62,014	$—	$352,748
Cost of revenue	(161,777)	(112,272)	(59,647)	(347)	(334,043)
Gross profit (loss)	11,969	4,716	2,367	(347)	18,705
Selling, general and administrative expenses	11,136	7,537	3,443	13,750	35,866
Operating income (loss)	$833	$(2,821)	$(1,076)	$(14,097)	$(17,161)
(1) Total revenues are net of inter-segment revenues which are primarily Process and Industrial Facilities and were $1.7 million for the six months ended December 31, 2024.
	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Six Months Ended December 31, 2023
Total revenue (1)	$152,504	$72,539	$146,425	$1,233	$372,701
Cost of revenue	(145,714)	(67,428)	(134,676)	(2,435)	(350,253)
Gross profit (loss)	6,790	5,111	11,749	(1,202)	22,448
Selling, general and administrative expenses	8,967	3,526	5,293	15,058	32,844
Operating income (loss)	$(2,177)	$1,585	$6,456	$(16,260)	$(10,396)
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and were $1.8 million for the six months ended December 31, 2023.

Total assets by segment

	December 31, 2024	June 30, 2024
Storage and Terminal Solutions	$172,932	$138,529
Utility and Power Infrastructure	108,865	84,108
Process and Industrial Facilities	34,379	81,524
Corporate	197,669	147,190
Total Segment Assets	$513,845	$451,351

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
•Utility and Power Infrastructure: primarily consists of engineering, procurement, fabrication, and construction services to support growing demand for LNG utility peak shaving facilities. We also perform power delivery work for public and private utilities, including construction of new substations, upgrades of existing substations, transmission and distribution line installations, and upgrades and maintenance including live wire work. Work may also include emergency and storm restoration services. We also provide construction services to a variety of power generation facilities, including natural gas fired facilities in simple or combined cycle configurations.
•Process and Industrial Facilities: primarily consists of plant maintenance, repair, and turnarounds in the downstream and midstream markets for energy clients including refining and processing of crude oil, fractionating, and marketing of natural gas and natural gas liquids. We also perform engineering, procurement, fabrication, and construction for refinery upgrades and retrofits for renewable fuels, including hydrogen processing, production, loading and distribution facilities. We also engineer and construct thermal vacuum test chambers for aerospace and defense industries and other infrastructure for industries including chemicals, petrochemical, sulfur, mining and minerals primarily in the extraction of non-ferrous metals, cement, agriculture, wastewater treatment facilities and other industrial customers.
Operational Update
Operating activity increased during the second quarter of fiscal 2025 as revenues showed a 13% increase from first quarter of 2025. This increase marks the beginning of a ramp in activity, and was fueled by growth primarily in the Storage and Terminal Solutions segment, as well as the Utility and Power Infrastructure segment. We believe these positive trends will continue as we progress through the remainder of the fiscal year. Combined with strong project execution, we believe the continued increase in activity will result in enhanced leverage of our cost structure, improved operating margins, and bottom-line results.
Project awards during the quarter were $90.5 million. We have experienced lower levels of project awards as many customers delayed spending decisions pending the outcome of the 2024 presidential election. It is not uncommon for awards to shift from one period to another as the timing of awards is dependent on a number of factors, and while project awards in the quarter is the lowest quarterly awards in over three years, demand in the markets we serve remains strong based upon significant market trends, and recent and anticipated actions by the new administration. The market drivers for each of our segments are strong and include increased oil and gas demand, the clean energy transition, low-cost feed stock, data center energy demand, industrial reshoring/onshoring, grid reliability and electrical supply assurance. As a result, we believe we will have strong award activity in the coming quarters.

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

The following table provides a summary of changes in our backlog for the three months ended December 31, 2024:

	Storage and Terminal Solutions		Utility and Power Infrastructure		Process and Industrial Facilities		Total
	(In thousands)
Backlog as of September 30, 2024	$801,667		$358,150		$252,054		$1,411,871
Project awards	32,826		21,442		36,270		90,538
Other adjustment(2)	—		—		(4,106)		(4,106)
Revenue recognized	(95,507)		(61,076)		(30,586)		(187,169)
Backlog as of December 31, 2024	$738,986		$318,516		$253,632		$1,311,134
Book-to-bill ratio(1)	0.3	x	0.4	x	1.2	x	0.5	x

(1)Calculated by dividing project awards by revenue recognized.
(2)Backlog was reduced as a result of the closure of a customer's facility. This customer has historically represented less than 1% of our consolidated revenues.

The following table provides a summary of changes in our backlog for the six months ended December 31, 2024:

	Storage and Terminal Solutions		Utility and Power Infrastructure		Process and Industrial Facilities		Total
	(In thousands)
Backlog as of June 30, 2024	$798,255		$379,697		$251,521		$1,429,473
Project awards	114,477		55,807		68,231		238,515
Other adjustment(2)	—		—		(4,106)		(4,106)
Revenue recognized	(173,746)		(116,988)		(62,014)		(352,748)
Backlog as of December 31, 2024	$738,986		$318,516		$253,632		$1,311,134
Book-to-bill ratio(1)	0.7	x	0.5	x	1.1	x	0.7	x

(1)Calculated by dividing project awards by revenue recognized.
(2)Backlog was reduced as a result of the closure of a customer's facility. This customer has historically represented less than 1% of our consolidated revenues.

In the Storage and Terminal Solutions segment, we booked $32.8 million of project awards during the second quarter of fiscal 2025. During the six months ended December 31, 2024, we booked $114.5 million of project awards. This segment includes significant opportunities for storage infrastructure projects related to natural gas, LNG, ammonia, NGLs and other forms of renewable energy. We believe LNG and ammonia projects in particular will be key growth drivers for this segment. Bidding activity on LNG and ammonia projects has been strong and we expect that to continue.
In the Utility and Power Infrastructure segment, we booked $21.4 million of project awards during the second quarter of fiscal 2025. During the six months ended December 31, 2024, we booked $55.8 million of project awards. Our opportunity pipeline for LNG peak shaving projects continues to be promising; however those awards, while significant, can be less frequent. Power delivery opportunities are expected to be driven over the long-term by increasing electrical demand and the related electrical grid requirements. Project opportunities and bidding activity are strong for both the power delivery portion of the business and LNG peak shaving.
In the Process and Industrial Facilities segment, we booked $36.3 million of project awards during the second quarter of fiscal 2025. During the six months ended December 31, 2024, we booked $68.2 million of project awards, and were notified of a five-year renewal of a refinery maintenance contract. We continue to see demand for thermal vacuum chambers in the coming quarters, as well as increasing opportunities in mining and minerals, chemicals, renewables and refinery turnarounds.
Project awards in all segments are cyclical and are typically the result of a sales process that can take several months or years to complete. It is common for awards to shift from one period to another as the timing of awards is dependent upon a number of factors including changes in market conditions, permitting, off take agreements, project financing and other factors. Backlog volatility may increase for some segments from time to time when individual project awards are less frequent, but more significant. There is an inherent lag between the time a project is awarded and when it begins to have a material impact on revenue. This lag can vary and can extend up to six months or longer in unique circumstances, depending on finalization of scopes, contracts, permits, and facility process requirements. Additionally, awards for larger construction projects may be recognized as revenue over a multi-year period as the projects may take a few years to complete.

Three months ended December 31, 2024 Compared to the Three months ended December 31, 2023
The information below is an analysis of our consolidated results for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.
Consolidated Results of Operations

	Three Months Ended
	December 31,		2024 v 2023
	2024	2023	$	%
Revenue	$187,169	$175,042	$12,127	7%
Cost of revenue	176,277	164,453	11,824	7%
Gross profit	10,892	10,589	303	3%
Selling, general and administrative expenses	17,286	15,731	1,555	10%
Operating loss	(6,394)	(5,142)	(1,252)	24%
Other income (expense):
Interest expense	(145)	(319)	174	(55)%
Interest income	1,578	162	1,416	874%
Other	(556)	2,454	(3,010)	(123)%
Net loss	$(5,533)	$(2,851)	$(2,682)	94%
Revenue - The increase in consolidated revenue of $12.1 million, or 7%, was primarily attributable to increased revenue volumes in our Storage and Terminal Solutions and Utility and Power Infrastructure segments, partially offset by reduced revenue volumes in Process and Industrial Facilities.
Gross profit - Gross profit in the second quarter of fiscal 2025 increased $0.3 million, or 3%, compared to the second quarter of fiscal 2024. Gross margin of 5.8% for the second quarter of fiscal 2025 decreased slightly compared with gross margin of 6.0% for the second quarter of fiscal 2024. While project execution remained strong, gross margins were negatively impacted by the under-recovery of construction overhead costs.
Selling, general and administrative expenses - The increase in SG&A expenses of $1.6 million, or 10%, is due to several factors, including an increase in salaries and wages of $0.6 million and an increase in project pursuit costs of $0.6 million, all necessitated to support conversion of backlog to revenue and expected growth of the business.
Interest income - The increase in interest income of $1.4 million is primarily due to an increase in our cash balance. In late fiscal 2024, as a result of increasing cash balances, we invested excess cash balances in interest-bearing cash accounts.
Other income - Other income decreased $3.0 million compared to the second quarter of fiscal 2024. Other income during the three months ended December 31, 2023 included a gain of $2.0 million on the sale of a facility in Catoosa, Oklahoma. Additionally, the Company incurred a foreign currency loss of $0.7 million for the three months ended December 31, 2024 compared to a gain of $0.3 million for the three months ended December 31, 2023.
Provision for income taxes - Our effective tax rates for the three months ended December 31, 2024 and December 31, 2023 were (0.3%) and zero, respectively. The effective tax rates during both periods were impacted by valuation allowances of $1.8 million and $1.2 million, respectively, placed on deferred tax assets generated during the quarters. We placed a valuation allowance on our deferred tax assets due to the existence of a cumulative loss over a three-year period. Currently, we place valuation allowances on newly generated deferred tax assets and will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided as we generate taxable income.

Results of Operations by Business Segment

	Three Months Ended
	December 31,		2024 v 2023
Dollars in thousands	2024	2023	$	%
Revenue
Storage and Terminal Solutions	$95,507	$62,360	$33,147	53%
Utility and Power Infrastructure	61,076	40,144	20,932	52%
Process and Industrial Facilities	30,586	71,305	(40,719)	(57)%
Corporate	—	1,233	(1,233)	(100)%
Total revenue (1)	$187,169	$175,042	$12,127	7%
(1) Total revenues are net of inter-segment revenues which are primarily Process and Industrial Facilities and were $0.8 million for the three months ended December 31, 2024.
Gross profit (loss)
Storage and Terminal Solutions	$7,272	$1,838	$5,434	296%
Utility and Power Infrastructure	3,409	1,415	1,994	141%
Process and Industrial Facilities	370	6,671	(6,301)	(94)%
Corporate	(159)	665	(824)	(124)%
Total gross profit	$10,892	$10,589	$303	3%
Operating income (loss)
Storage and Terminal Solutions	$1,705	$(2,500)	$4,205	(168)%
Utility and Power Infrastructure	(152)	(563)	411	(73)%
Process and Industrial Facilities	(1,307)	4,465	(5,772)	(129)%
Corporate	(6,640)	(6,544)	(96)	1%
Total Operating Loss	$(6,394)	$(5,142)	$(1,252)	24%
Storage and Terminal Solutions
Storage and Terminal Solutions revenues increased by $33.1 million, or 53%, in the three months ended December 31, 2024 compared to the same period last year, driven by an increased volume of work for specialty vessel and LNG storage.
Storage and Terminal Solutions gross profit increased by $5.4 million, or 296%, in the three months ended December 31, 2024 compared to the same period last year. The segment gross margin was 7.6% for the three months ended December 31, 2024 compared to segment gross margin of 2.9% in the same period last year. The improved gross margin relative to the prior year period reflects consistent project execution and improved construction overhead cost absorption as a result of higher revenues.
Utility and Power Infrastructure
Utility and Power Infrastructure revenues increased by $20.9 million, or 52%, in the three months ended December 31, 2024 compared to the same period last year. The increase is primarily attributable to a higher volume of work for LNG peak shaving projects, partially offset by decreases in power delivery work.
Utility and Power Infrastructure gross profit increased by $2.0 million, or 141%, in the three months ended December 31, 2024 compared to the same period last year. The segment gross margin was 5.6% for the three months ended December 31, 2024 compared to 3.5% in the same period last year, an increase of 2.1% due to an improved mix of work. Gross margins in both periods were negatively impacted by the under-recovery of construction overhead costs.

Process and Industrial Facilities
Process and Industrial Facilities revenues decreased by $40.7 million, or 57%, in the three months ended December 31, 2024 compared to the same period last year. The decrease is primarily attributable to lower revenue volumes resulting from the completion of a large renewable diesel project, and to lower revenue volumes for thermal vacuum chambers. We believe this reduction in revenue is temporary given our strong backlog, including a significant gas processing construction project that is expected to commence in late fiscal 2025.
Process and Industrial Facilities gross profit decreased by $6.3 million, or 94%, in the three months ended December 31, 2024 compared to the same period last year. The segment gross margin was 1.2% for the three months ended December 31, 2024 compared to 9.4% in the same period last year. Gross margins decreased due to changes in the mix of work, as well as an increase in under-recovery of construction overhead costs due to lower revenues.
Corporate
Unallocated corporate expenses net to $6.6 million during the three months ended December 31, 2024 compared to $6.5 million in the same period last year.
Six months ended December 31, 2024 Compared to the Six months ended December 31, 2023
The information below is an analysis of our consolidated results for the six months ended December 31, 2024, compared to the six months ended December 31, 2023. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.
Consolidated Results of Operations

	Six Months Ended
	December 31,		2024 v 2023
	2024	2023	$	%
Revenue	$352,748	$372,701	$(19,953)	(5)%
Cost of revenue	334,043	350,253	(16,210)	(5)%
Gross profit	18,705	22,448	(3,743)	(17)%
Selling, general and administrative expenses	35,866	32,844	3,022	9%
Operating loss	(17,161)	(10,396)	(6,765)	65%
Other income (expense):
Interest expense	(234)	(644)	410	(64)%
Interest income	3,150	312	2,838	910%
Other	(495)	4,716	(5,211)	(110)%
Loss before income tax expense	(14,740)	(6,012)	(8,728)	145%
Provision for federal, state and foreign income taxes	16	6	10	—%
Net loss	$(14,756)	$(6,018)	$(8,738)	145%
Revenue - The decrease in overall revenue of $20.0 million, or 5%, was primarily attributable to reduced revenue volumes in our Process and Industrial Facilities segment, partially offset by increases in Storage and Terminal Solutions and Utility and Power Infrastructure.
Gross profit - Gross profit in the first half of fiscal 2025 decreased $3.7 million, or 17%, compared to the first half of fiscal 2024. Gross margin decreased to 5.3% for the first half of fiscal 2025 compared to 6.0% for the first half of fiscal 2024. While project execution remained strong, gross margins were negatively impacted by the under-recovery of construction overhead costs, which increased for the first half of fiscal 2025 due to lower revenues.
Selling, general and administrative expenses - The increase in SG&A expenses of $3.0 million, or 9%, is primarily due to several factors including an increase in salaries and wages of $1.6 million and an increase in pursuit costs of $0.6 million, all necessitated to support conversion of backlog to revenue and expected growth of the business.
Interest income - The increase in interest income of $2.8 million is primarily due to an increase in our cash balance. In late fiscal 2024, as a result of increasing cash balances, we invested excess cash balances in interest-bearing cash accounts.

Other income - Other income decreased $5.2 million in the first half of fiscal 2025 as compared to the first half of fiscal 2024. Other income during the six months ended December 31, 2023, included a gain of $2.0 million from the sale of a facility in Catoosa, Oklahoma for $2.7 million in net proceeds. Additionally, in the first quarter of fiscal 2024, we recognized a gain of $2.5 million on the sale of a previously utilized facility in Burlington, Ontario.
Provision for income taxes - Our effective tax rates for the six months ended December 31, 2024 and December 31, 2023 were (0.1%) and zero, respectively. The effective tax rates during both periods were impacted by valuation allowances of $3.1 million and $1.4 million, respectively, placed on deferred tax assets generated during the quarters. We placed a valuation allowance on our deferred tax assets due to the existence of a cumulative loss over a three-year period. Currently, we place valuation allowances on newly generated deferred tax assets and will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided as we generate taxable income.
Results of Operations by Business Segment

	Six Months Ended
	December 31,		2024 v 2023
Dollars in thousands	2024	2023	$	%
Revenue
Storage and Terminal Solutions	$173,746	$152,504	$21,242	14%
Utility and Power Infrastructure	116,988	72,539	44,449	61%
Process and Industrial Facilities	62,014	146,425	(84,411)	(58)%
Corporate	—	1,233	(1,233)	(100)%
Total revenue (1)	$352,748	$372,701	$(19,953)	(5)%
(1) Total revenues are net of inter-segment revenues which are primarily Process and Industrial Facilities and were $1.7 million for the six months ended December 31, 2024.
Gross profit (loss)
Storage and Terminal Solutions	$11,969	$6,790	$5,179	76%
Utility and Power Infrastructure	4,716	5,111	(395)	(8)%
Process and Industrial Facilities	2,367	11,749	(9,382)	(80)%
Corporate	(347)	(1,202)	855	(71)%
Total gross profit	$18,705	$22,448	$(3,743)	(17)%
Operating income (loss)
Storage and Terminal Solutions	$833	$(2,177)	$3,010	(138)%
Utility and Power Infrastructure	(2,821)	1,585	(4,406)	(278)%
Process and Industrial Facilities	(1,076)	6,456	(7,532)	(117)%
Corporate	(14,097)	(16,260)	2,163	(13)%
Total Operating Loss	$(17,161)	$(10,396)	$(6,765)	65%

Storage and Terminal Solutions
Storage and Terminal Solutions revenues increased by $21.2 million, or 14%, in the six months ended December 31, 2024 compared to the same period last year, driven by increased volume of work for specialty vessel and LNG storage, partially offset by decreases in tank repair and maintenance work.
Storage and Terminal Solutions gross profit increased by $5.2 million, or 76%, in the six months ended December 31, 2024 compared to the same period last year. The segment gross margin was 6.9% for the six months ended December 31, 2024 compared to segment gross margin of 4.5% in the same period last year. The improved gross margin relative to the prior year period reflects consistent project execution and improved construction overhead cost absorption as a result of higher revenues.
Utility and Power Infrastructure
Utility and Power Infrastructure revenues increased by $44.4 million, or 61%, in the six months ended December 31, 2024 compared to the same period last year. The increase is primarily attributable to higher volumes of work for LNG peak shaving projects, partially offset by decreases in power delivery work.
Utility and Power Infrastructure gross profit decreased by $0.4 million, or 8%, in the six months ended December 31, 2024 compared to the same period last year. The segment gross margin was 4.0% for the six months ended December 31, 2024 compared to 7.0% in the same period last year. The segment gross margin in the current period was impacted by higher levels of under-recovery of construction overhead costs.
Process and Industrial Facilities
Process and Industrial Facilities revenues decreased by $84.4 million, or 58%, in the six months ended December 31, 2024 compared to the same period last year. The decrease is primarily attributable to lower revenue volumes for a now completed large renewable diesel project, in addition to lower revenue volumes for thermal vacuum chambers. We believe this reduction in revenue is temporary given our strong backlog, including a significant gas processing construction project that is expected to commence in late fiscal 2025.
Process and Industrial gross profit decreased by $9.4 million, or 80%, in the six months ended December 31, 2024 compared to the same period last year. The segment gross margin was 3.8% for the six months ended December 31, 2024 compared to 8.0% in the same period last year. The segment gross margin in the current period was impacted by higher levels of under-recovery of construction overhead costs due to lower revenue.
Corporate
Unallocated corporate revenue and expenses net to $14.1 million during the six months ended December 31, 2024 compared to $16.3 million in the same period last year. The decrease of $2.2 million was primarily due to reduced legal expenses year over year. Legal expenses incurred during the first half of fiscal 2024 included costs related to a jury trial that resulted in a verdict in our favor.

LIQUIDITY AND CAPITAL RESOURCES

Overview
We assess liquidity based on the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity at December 31, 2024 were unrestricted cash and cash equivalents on hand, capacity under our ABL Facility, and cash generated from operations. Our primary operational uses of capital are expenditures required to execute our projects, fund business operations and fulfill our contractual obligations. We believe that for at least the next 12 months, anticipated cash generated by operating activities, along with our availability     under the ABL Facility and cash position, is sufficient to support our operating requirements.

Unrestricted cash and cash equivalents at December 31, 2024 totaled $156.8 million and availability under the ABL Facility totaled $54.9 million, resulting in total liquidity of $211.7 million. During the second quarter of fiscal 2025, liquidity increased $30.4 million primarily as a result of cash provided by operating activities.
The following table provides a reconciliation of restricted cash and unrestricted cash in the Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows, as well as availability and total liquidity (in thousands):

	December 31, 2024	September 30, 2024	June 30, 2024
Total cash, cash equivalents and restricted cash	$181,777	$149,610	$140,615
Less: Restricted cash	25,000	25,000	25,000
Unrestricted cash	156,777	124,610	115,615
Availability	54,920	56,642	53,988
Total Liquidity	$211,697	$181,252	$169,603
The following table provides a summary of changes in our liquidity for the three months ended December 31, 2024 (in thousands):

Liquidity at September 30, 2024	$181,252
Cash provided by operating activities	33,598
Capital expenditures	(915)
Proceeds from asset sales	163
Decrease in availability under ABL Facility	(1,722)
Cash provided by financing activities	56
Effect of exchange rate changes on cash	(735)
Liquidity at December 31, 2024	$211,697
The following table provides a summary of changes in our liquidity for the six months ended December 31, 2024 (in thousands):

Liquidity at June 30, 2024	$169,603
Cash provided by operating activities	45,516
Capital expenditures	(2,859)
Proceeds from asset sales	163
Increase in availability under ABL Facility	932
Cash used by financing activities	(1,133)
Effect of exchange rate changes on cash	(525)
Liquidity at December 31, 2024	$211,697
Factors that routinely impact our short-term liquidity and may impact our long-term liquidity include, but are not limited to:

•changes in costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs due to contract terms that determine the timing of billings to customers and the collection of those billings:

◦some fixed-price customer contracts allow for significant upfront billings at the beginning of a project, which increases liquidity near term;

◦some cost-plus and fixed-price customer contracts are billed based on milestones which may increase or decrease liquidity in the near term depending on the timing of when we incur significant expenditures and when we collect from our customers;

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

•release of contract retentions, and

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
ABL Credit Facility
We have an asset-based credit agreement, which was most recently amended on May 3, 2024 (as amended, the "ABL Facility"), with Bank of Montreal, as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer. The maximum amount of loans under the ABL Facility is limited to $90.0 million. The ABL Facility is intended to be used for working capital, capital expenditures, issuances of letters of credit and other lawful purposes. Our obligations under the ABL Facility are guaranteed by substantially all of our U.S. and Canadian subsidiaries and are secured by a first lien on all our assets under the ABL Facility. The ABL Facility matures, and any outstanding amounts become due and payable, on September 9, 2026.
The borrowing base is recalculated on a monthly basis and at December 31, 2024, our borrowing base was $59.7 million. We had no borrowings outstanding and $4.8 million in letters of credit outstanding as of December 31, 2024, which resulted in availability of $54.9 million under the ABL Facility. For additional information regarding our ABL Facility, see Item I of Part I, "Financial Statements - Note 4 - Debt."

Cash Flows Provided by Operating Activities
Cash provided by operating activities for the six months ended December 31, 2024 totaled $45.5 million. Major components of cash flows provided by operating activities for the six months ended December 31, 2024 are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net loss	$(14,756)
Loss on sale of property, plant and equipment	(64)
Depreciation and amortization	5,025
Stock-based compensation	4,568
Other non-cash expenses	(19)
Cash effect of changes in operating assets and liabilities	50,762
Net cash provided by operating activities	$45,516
Cash effect of changes in operating assets and liabilities at December 31, 2024 in comparison to June 30, 2024 include the following:

•Accounts receivable, excluding credit losses recognized during the period and including retention amounts classified as non-current, increased by $18.9 million during the six months ended December 31, 2024, which decreased cash flows from operating activities. The variance is primarily attributable to the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") increased $0.8 million, which decreased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $66.2 million, which increased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volumes and the timing of when job costs are incurred and the timing of customer billings and payments.

•Accounts payable increased by $14.5 million during the six months ended December 31, 2024, which increased cash flows from operating activities. These operating liabilities can fluctuate based on business volumes; the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; and other timing differences.

•Inventories, income taxes receivable, prepaid expenses, other current assets, operating right-of-use lease assets and other assets, non-current, increased $4.4 million during the six months ended December 31, 2024, which decreased cash flows from operating activities. These operating assets can fluctuate based on business volumes; the timing of inventory builds and draw-downs, accrual and receipt of income taxes receivable; prepayments of certain expenses; lease commencement, passage of time, expiration, or termination of operating leases; and other timing differences.

•Accrued wages and benefits, accrued insurance, operating lease liabilities, other accrued expenses, and other liabilities, non-current decreased by $5.8 million during the six months ended December 31, 2024, which decreased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of payroll, distributions, business volumes; vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; and other timing differences.

Cash Flows Used by Investing Activities
Investing activities used $2.7 million of cash in the six months ended December 31, 2024 due to capital expenditures associated with improvements at a fabrication facility in Bakersfield, California that we purchased in fiscal 2024, as well as the purchase of construction equipment to support our projects.
Cash Flows Used by Financing Activities
Financing activities used $1.1 million of cash in the six months ended December 31, 2024 primarily due to the repurchase of common stock for payment of statutory taxes due on equity-based compensation.
Dividend Policy
We have never paid cash dividends on our common stock and the terms of our ABL Facility limit dividends to stock dividends only. Any future dividend payments will depend on the terms of our ABL Facility, our financial condition, capital requirements and earnings as well as other relevant factors.
Stock Repurchase Program
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program in the three months ended December 31, 2024 and have no current plans to repurchase stock. As of December 31, 2024, there were 1,349,037 shares available for repurchase under the Stock Buyback Program. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant.
Treasury Shares
We had 285,392 treasury shares as of December 31, 2024 and intend to utilize these treasury shares in connection with equity awards under our stock incentive plans and for sales to the Employee Stock Purchase Plan.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2024.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended December 31, 2024.

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
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. As of December 31, 2024, 1,349,037 shares were available for repurchase under the stock buyback program. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. The terms of our ABL Facility also limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and we do not violate our Fixed Charge Coverage Ratio financial covenant. We made no repurchases under the stock buyback program in the second quarter of fiscal 2025 and have no current plans to repurchase stock.
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

Item 5. Other Information
Trading Arrangements
During the six months ended December 31, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or Non-Rule 10b5-1, as each term is defined under Item 408(a) of Regulation S-K.
A member of our Board of Directors, Jim Miller, purchased $5,000 of shares of our common stock through the 2011 Employee Stock Purchase Plan during the quarter ended September 30, 2024 and $5,000 of shares of our common stock through the 2011 Employee Stock Purchase Plan during the quarter ended December 31, 2024. The 2011 Employee Stock Purchase Plan may be considered a "Non-Rule 10b5-1 trading arrangement" under Item 408 of Regulation S-K.

Amendment of Bylaws
On February 4, 2025, the Board of Directors adopted and approved the Company’s Amended and Restated Bylaws (the “Amended and Restated Bylaws”), effective as of such date.
The Amended and Restated Bylaws, among other things:
•Enhance procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submissions of proposals regarding other business at stockholder meetings, including to define certain terms, to clarify or limit the scope of information required regarding proposing stockholders, proposed nominees and other related persons and to clarify a proposing stockholder’s obligation to update its notice;
•Specify the powers of the Board of Directors and the chair of a stockholder meeting to regulate conduct at a meeting and to adjourn a meeting;
•Clarify the power of the Company to hold virtual meetings of stockholders;
•Require director candidates to make themselves available for interviews with members of the Board of Directors;
•Permit special meetings of the Board of Directors to be called on less than 24 hours’ notice, if necessary or appropriate; and
•Implement non-substantive, technical, and conforming changes.
The foregoing description of the updated provisions in the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is filed hereto as Exhibit 3.2 and incorporated herein by reference.
Item 6. Exhibits:
The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Any exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical hereafter.

Exhibit No.	Description
Exhibit 3.2:	Amended and Restated Bylaws, effective as of February 4, 2025.

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 95:	Mine Safety Disclosure.

Exhibit 101.INS:	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date:	February 6, 2025	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer