Form 10-Q
period 2025-03-31
MATRIX SERVICE CO
filed 2025-05-08
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2025 there were 27,610,499 shares of the Company's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Revenue	$200,161	$166,013	$552,909	$538,714
Cost of revenue	187,311	160,435	521,354	510,688
Gross profit	12,850	5,578	31,555	28,026
Selling, general and administrative expenses	17,726	19,948	53,592	52,792
Restructuring costs	124	—	124	—
Operating loss	(5,000)	(14,370)	(22,161)	(24,766)
Other income (expense):
Interest expense	(134)	(143)	(368)	(787)
Interest income	1,518	165	4,668	477
Other (Note 3)	182	(235)	(313)	4,481
Loss before income tax expense	(3,434)	(14,583)	(18,174)	(20,595)
Provision (benefit) for federal, state and foreign income taxes	—	(2)	16	4
Net loss	$(3,434)	$(14,581)	$(18,190)	$(20,599)

Basic loss per common share	$(0.12)	$(0.53)	$(0.66)	$(0.75)
Diluted loss per common share	$(0.12)	$(0.53)	$(0.66)	$(0.75)
Weighted average common shares outstanding:
Basic	27,836	27,443	27,731	27,357
Diluted	27,836	27,443	27,731	27,357
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Net loss	$(3,434)	$(14,581)	$(18,190)	$(20,599)
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(23)	(548)	(950)	(524)
Comprehensive loss	$(3,457)	$(15,129)	$(19,140)	$(21,123)
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	March 31, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$185,541	$115,615
Accounts receivable, net of allowance for credit losses	205,291	138,987
Costs and estimated earnings in excess of billings on uncompleted contracts	38,567	33,893
Inventories	6,389	8,839
Income taxes receivable	204	180
Prepaid expenses and other current assets	7,816	4,077
Total current assets	443,808	301,591
Restricted cash	25,000	25,000
Property, plant and equipment, net	42,307	43,498
Operating lease right-of-use assets	17,740	19,150
Goodwill	28,885	29,023
Other intangible assets, net of accumulated amortization	829	1,651
Other assets, non-current (Note 2)	55,171	31,438
Total assets	$613,740	$451,351
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31, 2025	June 30, 2024
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$79,048	$65,629
Billings on uncompleted contracts in excess of costs and estimated earnings	332,657	171,308
Accrued wages and benefits	19,009	15,878
Accrued insurance	4,660	4,605
Operating lease liabilities	3,914	3,739
Other accrued expenses	2,936	3,956
Total current liabilities	442,224	265,115
Deferred income taxes	23	25
Operating lease liabilities	17,559	19,156
Other liabilities, non-current	3,224	2,873
Total liabilities	463,030	287,169
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock — $0.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued at March 31, 2025 and June 30, 2024, respectively; 27,606,852 and 27,308,795 shares outstanding as of March 31, 2025 and June 30, 2024, respectively;	279	279
Additional paid-in capital	147,805	145,580
Retained earnings	15,751	33,941
Accumulated other comprehensive loss	(10,485)	(9,535)
Treasury stock, at cost — 281,365 and 579,422 shares as of March 31, 2025 and June 30, 2024, respectively;	(2,640)	(6,083)
Total stockholders' equity	150,710	164,182
Total liabilities and stockholders’ equity	$613,740	$451,351
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2025	March 31, 2024
Operating activities:
Net loss	$(18,190)	$(20,599)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,538	8,337
Stock-based compensation expense	6,754	5,765
Gain on disposal of property, plant and equipment (Note 3)	(122)	(4,530)
Other	108	202
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable, net of allowance for credit losses	(88,802)	(43,113)
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,674)	10,288
Inventories	2,450	(1,620)
Other assets and liabilities	(5,120)	1,653
Accounts payable	12,955	(20,923)
Billings on uncompleted contracts in excess of costs and estimated earnings	161,349	82,221
Accrued expenses	2,517	7,886
Net cash provided by operating activities	76,763	25,567
Investing activities:
Capital expenditures	(5,425)	(5,689)
Proceeds from sale of property, plant and equipment (Note 3)	237	5,535
Net cash used by investing activities	(5,188)	(154)
Financing activities:
Advances under asset-backed credit facility	—	10,000
Repayments of advances under asset-backed credit facility	—	(20,000)
Proceeds from issuance of common stock under employee stock purchase plan	149	132
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(1,235)	(456)
Net cash used by financing activities	(1,086)	(10,324)
Effect of exchange rate changes on cash	(563)	(243)
Net increase in cash and cash equivalents	69,926	14,846
Cash, cash equivalents and restricted cash, beginning of period	140,615	79,812
Cash, cash equivalents and restricted cash, end of period	$210,541	$94,658
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$39	$(148)
Interest	$316	$776
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$603	$39

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
December 31, 2024	27,888,217	$279	$145,608	$19,185	$(10,462)	285,392	$(2,676)	$151,934
Net loss	—	—	—	(3,434)	—	—	—	(3,434)
Other comprehensive loss	—	—	—	—	(23)	—	—	(23)
Treasury shares sold to Employee Stock Purchase Plan	—	—	12	—	—	(4,027)	36	48
Stock-based compensation expense	—	—	2,185	—	—	—	—	2,185
March 31, 2025	27,888,217	$279	$147,805	$15,751	$(10,485)	281,365	$(2,640)	$150,710

December 31, 2023	27,888,217	$279	$140,668	$52,899	$(8,745)	587,732	$(6,191)	$178,910
Net loss	—	—	—	(14,581)	—	—	—	(14,581)
Other comprehensive loss	—	—	—	—	(548)	—	—	(548)
Treasury shares sold to Employee Stock Purchase Plan	—	—	(14)	—	—	(4,249)	55	41
Stock-based compensation expense	—	—	1,980	—	—	—	—	1,980
March 31, 2024	27,888,217	$279	$142,634	$38,318	$(9,293)	583,483	$(6,136)	$165,802

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
June 30, 2024	27,888,217	$279	$145,580	$33,941	$(9,535)	579,422	$(6,083)	$164,182
Net loss	—	—	—	(18,190)	—	—	—	(18,190)
Other comprehensive loss	—	—	—	—	(950)	—	—	(950)
Issuance of restricted stock	—	—	(4,537)	—	—	(408,406)	4,537	—
Treasury shares sold to Employee Stock Purchase Plan	—	—	8	—	—	(13,501)	140	148
Treasury shares purchased to satisfy tax withholding obligations	—	—	—	—	—	123,850	(1,234)	(1,234)
Stock-based compensation expense	—	—	6,754	—	—	—	—	6,754
March 31, 2025	27,888,217	$279	$147,805	$15,751	$(10,485)	281,365	$(2,640)	$150,710

June 30, 2023	27,888,217	$279	$140,810	$58,917	$(8,769)	840,899	$(9,753)	$181,484
Net loss	—	—	—	(20,599)	—	—	—	(20,599)
Other comprehensive loss	—	—	—	—	(524)	—	—	(524)
Issuance of restricted stock	—	—	(3,868)	—	—	(297,026)	3,868	—
Treasury shares sold to Employee Stock Purchase Plan	—	—	(73)	—	—	(15,714)	205	132
Treasury shares purchased to satisfy tax withholding obligations	—	—	—	—	—	55,324	(456)	(456)
Stock-based compensation expense	—	—	5,765	—	—	—	—	5,765
March 31, 2024	27,888,217	$279	$142,634	$38,318	$(9,293)	583,483	$(6,136)	$165,802

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2024, included in our Annual Report on Form 10-K. The results of operations for the three and nine month periods ended March 31, 2025 may not necessarily be indicative of the results of operations for the full year ending June 30, 2025.
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
Other accounting pronouncements issued but not effective until after March 31, 2025 are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
Note 2 – Revenue
Remaining Performance Obligations
We had $1.1 billion of remaining performance obligations yet to be satisfied as of March 31, 2025. We expect to recognize $606.5 million of our remaining performance obligations as revenue within the next twelve months.

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

	March 31, 2025	June 30, 2024	Change
	(In thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$38,567	$33,893	$4,674
Billings on uncompleted contracts in excess of costs and estimated earnings	(332,657)	(171,308)	(161,349)
Net contract liabilities	$(294,090)	$(137,415)	$(156,675)
The difference between the beginning and ending balances of our CIE and BIE primarily results from the timing of revenue recognized relative to the billings on the associated contracts. The amount of revenue recognized during the nine months ended March 31, 2025 that was included in the June 30, 2024 BIE balance was $162.5 million.
Progress billings in accounts receivable at March 31, 2025 and June 30, 2024 included retentions to be collected within one year of $30.2 million and $11.6 million, respectively. Contract retentions collectible beyond one year are included in Other assets, non-current in the Condensed Consolidated Balance Sheets and totaled $51.3 million as of March 31, 2025 and $28.6 million as of June 30, 2024, respectively.
Unpriced Change Orders and Claims
Net contract liabilities included revenues for unpriced change orders and claims of $11.8 million at March 31, 2025 and $9.9 million at June 30, 2024. The amounts ultimately realized may be different than the recorded amounts resulting in adjustments to future earnings. Generally, we expect collection of amounts related to unpriced change orders and claims within twelve months. However, customers may not pay these amounts until final resolution of related claims, and therefore collection of these amounts may extend beyond one year.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 8 - Segment Information. The following series of tables presents revenue disaggregated by geographic area where the work was performed and by contract type:
Geographic Disaggregation:

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
	(In thousands)
United States	$188,256	$153,181	$516,967	$487,140
Canada	8,048	11,998	28,864	43,419
Other international	3,857	834	7,078	8,155
Total Revenue	$200,161	$166,013	$552,909	$538,714

Contract Type Disaggregation:

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
	(In thousands)
Fixed-price contracts	$143,402	$90,878	$405,121	$305,346
Time and materials and other cost reimbursable contracts	56,759	75,135	147,788	233,368
Total Revenue	$200,161	$166,013	$552,909	$538,714

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

During the third quarter of fiscal 2024, we purchased a fabrication facility in Bakersfield, California for $4.1 million to replace a facility being leased by the Company.

There were no individually significant purchases or sales of property, plant and equipment in the nine months ended March 31, 2025.
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
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The borrowing base is recalculated on a monthly basis and at March 31, 2025, our borrowing base was $66.3 million. The Company had $4.8 million in letters of credit outstanding as of March 31, 2025, which resulted in availability of $61.5 million under the ABL Facility.
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
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that limit our ability to sell assets; engage in mergers and acquisitions; make investments, including investments in certain international subsidiaries; incur, assume or permit to exist additional indebtedness and guarantees; create or permit to exist liens; pay cash dividends or make distributions; issue equity instruments; or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We were in compliance with all covenants of the ABL Facility as of March 31, 2025.

Note 5 – Income Taxes
Effective Tax Rate
During the three and nine months ended March 31, 2025, our effective tax rates were zero and (0.1)%, respectively. During the three and nine months ended March 31, 2024 our effective tax rates were zero. The effective tax rates during fiscal 2025 were impacted by valuation allowances of $1.2 million and $4.3 million, respectively, placed on deferred tax assets generated during the three and nine months ended March 31, 2025. The effective tax rates during fiscal 2024 were impacted by valuation allowances of $4.4 million and $5.8 million, respectively, placed on deferred tax assets during the three and nine months ended March 31, 2024.
Valuation Allowance
We placed a valuation allowance on our deferred tax assets in fiscal 2022 due to the existence of a cumulative loss over a three-year period. Currently, we place valuation allowances on newly generated deferred tax assets. We will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided as we generate taxable income.
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
Litigation
In January 2021, we achieved mechanical completion on a crude oil storage project. On April 1, 2022, we filed an arbitration demand against Keyera Energy, Inc. in an effort to collect outstanding balances of $32.7 million related to the project. In response, on June 2, 2022, the customer filed counterclaims seeking $20.0 million, which included liquidated damages and damages with respect to miscellaneous warranty items. On October 31, 2022, the customer amended its counterclaim claiming damages in a range of $18.8 million to $36.0 million, which included estimated amounts for “potential future costs.” In July 2024, the customer filed a second amended counterclaim which significantly increased the amount of alleged damages to a range of $69.6 million to $97.9 million, including a new claim for unspecified “other damages” of $46.9 million. A portion of the total alleged damages, if we are held liable, may be subject to certain insurance coverages. We are actively pursuing our claims and believe we have substantial legal and contractual defenses to the customer's counterclaims. Our hearing for this matter is currently scheduled for August 2025.
During fiscal 2023, we completed construction services on a time and materials basis at a mining and minerals facility. In late fiscal 2023, after numerous attempts to collect outstanding receivables, we filed a notice of default for lack of payment of outstanding balances, and in early fiscal 2024, we filed a lien on the facility. The customer, 5E Boron Americas, LLC, responded by commencing litigation against us on July 17, 2023 in the United States District Court for the Central District of California, Eastern Division (5E Boron Americas, LLC v. Matrix Service Inc., Case No. 5:23-cv-01396-AB(DTBx)), alleging breach of contract and breach of express warranty. We denied all claims and filed a countersuit against the customer for failure to pay amounts due of $5.6 million. Our trial for this matter is currently scheduled for February 2026.

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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
	(In thousands, except per share data)
Basic EPS:
Net loss	$(3,434)	$(14,581)	$(18,190)	$(20,599)
Weighted average shares outstanding	27,836	27,443	27,731	27,357
Basic loss per share	$(0.12)	$(0.53)	$(0.66)	$(0.75)
Diluted EPS:
Net loss	$(3,434)	$(14,581)	$(18,190)	$(20,599)
Diluted weighted average shares outstanding	27,836	27,443	27,731	27,357
Diluted loss per share	$(0.12)	$(0.53)	$(0.66)	$(0.75)

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
	(In thousands)
Nonvested restricted stock units	$1,279	$1,056	$1,116	$868

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
•Utility and Power Infrastructure: primarily consists of engineering, procurement, fabrication, and construction services to support growing demand for LNG utility peak shaving facilities. We also perform power delivery work for public and private utilities, including construction of new substations, upgrades of existing substations, and maintenance. We also provide construction services to a variety of power generation facilities, including natural gas fired facilities in simple or combined cycle configurations.
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

Segment Information - The following tables set forth certain selected financial information for our segments for the periods indicated:

(In thousands)

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Three Months Ended March 31, 2025
Total revenue (1)	$96,054	$58,676	$45,431	$—	$200,161
Cost of revenue	(92,323)	(53,139)	(41,672)	(177)	(187,311)
Gross profit (loss)	3,731	5,537	3,759	(177)	12,850
Selling, general and administrative expenses	6,344	2,536	2,142	6,704	17,726
Restructuring costs	—	124	—	—	124
Operating income (loss)	$(2,613)	$2,877	$1,617	$(6,881)	$(5,000)
(1) Total revenues are net of inter-segment revenues which are primarily Process and Industrial Facilities and were $1.1 million for the three months ended March 31, 2025.
	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Three Months Ended March 31, 2024
Total revenue (1)	$54,304	$46,120	$65,589	$—	$166,013
Cost of revenue	(51,991)	(44,711)	(63,822)	89	(160,435)
Gross profit	2,313	1,409	1,767	89	5,578
Selling, general and administrative expenses	5,395	2,733	2,590	9,230	19,948
Operating income (loss)	$(3,082)	$(1,324)	$(823)	$(9,141)	$(14,370)
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and were $1.3 million for the three months ended March 31, 2024.
	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Nine Months Ended March 31, 2025
Total revenue (1)	$269,800	$175,664	$107,445	$—	$552,909
Cost of revenue	(254,100)	(165,411)	(101,319)	(524)	(521,354)
Gross profit (loss)	15,700	10,253	6,126	(524)	31,555
Selling, general and administrative expenses	17,480	10,073	5,585	20,454	53,592
Restructuring costs	—	124	—	—	124
Operating income (loss)	$(1,780)	$56	$541	$(20,978)	$(22,161)
(1) Total revenues are net of inter-segment revenues which are primarily Process and Industrial Facilities and were $2.8 million for the nine months ended March 31, 2025.
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

Total assets by segment

	March 31, 2025	June 30, 2024
Storage and Terminal Solutions	$212,867	$138,529
Utility and Power Infrastructure	125,761	84,108
Process and Industrial Facilities	50,583	81,524
Corporate	224,529	147,190
Total Segment Assets	$613,740	$451,351

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
•Utility and Power Infrastructure: primarily consists of engineering, procurement, fabrication, and construction services to support growing demand for LNG utility peak shaving facilities. We also perform power delivery work for public and private utilities, including construction of new substations, upgrades of existing substations, and maintenance. We also provide construction services to a variety of power generation facilities, including natural gas fired facilities in simple or combined cycle configurations.
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
Operational Update
Operating activity increased during the third quarter of fiscal 2025 as revenues showed a 13% increase from second quarter of 2025. The increase was driven primarily by an increase in activity for refinery maintenance and turnaround services. As we move forward through the coming quarters, we believe activity levels will rise for projects currently in backlog.
Project awards during the quarter were $301.2 million, resulting in a current quarter book-to-bill of 1.5x. Award activity was driven by our Storage and Terminal Solutions segment, and included the award of a large specialty storage project. The market drivers for each of our segments are strong and include increased oil and gas demand, the clean energy transition, low-cost feed stock, data center energy demand, industrial reshoring/onshoring, grid reliability and electrical supply assurance. As a result, we believe we will have strong award activity in the coming quarters. While our award activity in the quarter was strong, heightened macroeconomic uncertainty and the evolving impact of U.S. trade policy on infrastructure economics has impacted the timing of customer decisions in the near term. We believe customer delays in project starts and final investment decisions to be a short-term disruption, while an overall favorable regulatory environment for our customers underpins long-term momentum for our business.
We continue to sharpen and better align our business for the current and coming marketplace. Accordingly, during the third and fourth quarters, we are consolidating certain aspects of the business to further improve our performance and create a flatter, leaner management structure. In addition, we continue to evaluate our business lines and, where appropriate, reallocate resources to those businesses that present the best opportunities. We remain focused on delivering sustainable, long-term shareholder value by building a resilient, growth-oriented platform aligned with the evolving needs of our customers.

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

The following table provides a summary of changes in our backlog for the three months ended March 31, 2025:

	Storage and Terminal Solutions		Utility and Power Infrastructure		Process and Industrial Facilities		Total
	(In thousands)
Backlog as of December 31, 2024	$738,986		$318,516		$253,632		$1,311,134
Project awards	204,839		37,686		58,667		301,192
Revenue recognized	(96,054)		(58,676)		(45,431)		(200,161)
Backlog as of March 31, 2025	$847,771		$297,526		$266,868		$1,412,165
Book-to-bill ratio(1)	2.1	x	0.6	x	1.3	x	1.5	x

(1)Calculated by dividing project awards by revenue recognized.

The following table provides a summary of changes in our backlog for the nine months ended March 31, 2025:

	Storage and Terminal Solutions		Utility and Power Infrastructure		Process and Industrial Facilities		Total
	(In thousands)
Backlog as of June 30, 2024	$798,255		$379,697		$251,521		$1,429,473
Project awards	319,316		93,493		126,898		539,707
Other adjustment(2)	—		—		(4,106)		(4,106)
Revenue recognized	(269,800)		(175,664)		(107,445)		(552,909)
Backlog as of March 31, 2025	$847,771		$297,526		$266,868		$1,412,165
Book-to-bill ratio(1)	1.2	x	0.5	x	1.2	x	1.0	x

(1)Calculated by dividing project awards by revenue recognized.
(2)Backlog was reduced as a result of the closure of a customer's facility. This customer has historically represented less than 1% of our consolidated revenues.

In the Storage and Terminal Solutions segment, we booked $204.8 million of project awards during the third quarter of fiscal 2025. Project awards included a project for the engineering and construction of large refrigerated propane and butane tanks as well as spheres for related NGL products. During the nine months ended March 31, 2025, we booked $319.3 million of project awards. This segment includes significant opportunities for storage infrastructure projects related to natural gas, LNG, ammonia, NGLs and other forms of low carbon energy. We believe LNG and ammonia projects in particular will be key growth drivers for this segment. Bidding activity on LNG and ammonia projects has been strong and we expect that to continue.
In the Utility and Power Infrastructure segment, we booked $37.7 million of project awards during the third quarter of fiscal 2025. During the nine months ended March 31, 2025, we booked $93.5 million of project awards. Our opportunity pipeline for LNG peak shaving projects continues to be promising; however those awards, while significant, can be less frequent. Power delivery opportunities are expected to be driven over the long-term by increasing electrical demand and the related electrical grid requirements. Project opportunities and bidding activity are strong for both the power delivery portion of the business and LNG peak shaving.
In the Process and Industrial Facilities segment, we booked $58.7 million of project awards during the third quarter of fiscal 2025. During the nine months ended March 31, 2025, we booked $126.9 million of project awards, and were notified of a five-year renewal of a refinery maintenance contract. We continue to see demand for thermal vacuum chambers in the coming quarters, as well as increasing opportunities in mining and minerals, chemicals, low carbon and refinery turnarounds.
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

Three months ended March 31, 2025 Compared to the Three months ended March 31, 2024
The information below is an analysis of our consolidated results for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.
Consolidated Results of Operations

	Three Months Ended
	March 31,		2025 v 2024
Dollars in thousands	2025	2024	Change	%
Revenue	$200,161	$166,013	$34,148	21%
Cost of revenue	187,311	160,435	26,876	17%
Gross profit	12,850	5,578	7,272	130%
Selling, general and administrative expenses	17,726	19,948	(2,222)	(11)%
Restructuring costs	124	—	124	—%
Operating loss	(5,000)	(14,370)	9,370	65%
Other income (expense):
Interest expense	(134)	(143)	9	6%
Interest income	1,518	165	1,353	820%
Other	182	(235)	417	177%
Loss before income tax expense	(3,434)	(14,583)	11,149	76%
Provision for federal, state and foreign income taxes	—	(2)	2	—%
Net loss	$(3,434)	$(14,581)	$11,147	76%

Revenue - The increase in consolidated revenue of $34.1 million, or 21%, was primarily attributable to higher revenue volumes in our Storage and Terminal Solutions and Utility and Power Infrastructure segments, partially offset by reduced revenue volumes in Process and Industrial Facilities.
Gross profit - Gross profit in the third quarter of fiscal 2025 increased $7.3 million, or 130%, compared to the third quarter of fiscal 2024. Gross margin of 6.4% for the third quarter of fiscal 2025 increased compared with gross margin of 3.4% for the third quarter of fiscal 2024. The increase in gross margin for the quarter is attributable to higher gross margins in our Utility and Power Infrastructure and Process and Industrial Facility segments.
Selling, general and administrative expenses - The decrease in SG&A expenses of $2.2 million, or 11%, is primarily due to a decrease in cash-settled stock-based compensation of $1.6 million.
Interest income - The increase in interest income of $1.4 million is primarily due to an increase in our cash balance.
Provision for income taxes - Our effective tax rates for the three months ended March 31, 2025 and March 31, 2024 were zero. The effective tax rates during both periods were impacted by valuation allowances of $1.2 million and $4.4 million respectively, placed on deferred tax assets generated during the quarters. We placed a valuation allowance on our deferred tax assets due to the existence of a cumulative loss over a three-year period. Currently, we place valuation allowances on newly generated deferred tax assets. We will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided as we generate taxable income.

Results of Operations by Business Segment

	Three Months Ended
	March 31,		2025 v 2024
Dollars in thousands	2025	2024	Change	% Favorable (Unfavorable)
Revenue
Storage and Terminal Solutions	$96,054	$54,304	$41,750	77%
Utility and Power Infrastructure	58,676	46,120	12,556	27%
Process and Industrial Facilities	45,431	65,589	(20,158)	(31)%
Total revenue (1)	$200,161	$166,013	$34,148	21%
(1) Total revenues are net of inter-segment revenues which are primarily Process and Industrial Facilities and were $1.1 million for the three months ended March 31, 2025.
Gross profit (loss)
Storage and Terminal Solutions	$3,731	$2,313	$1,418	61%
Utility and Power Infrastructure	5,537	1,409	4,128	293%
Process and Industrial Facilities	3,759	1,767	1,992	113%
Corporate	(177)	89	(266)	(299)%
Total gross profit	$12,850	$5,578	$7,272	130%
Gross margin %
Storage and Terminal Solutions	3.9%	4.3%	(.4)%	(9)%
Utility and Power Infrastructure	9.4%	3.1%	6.3%	203%
Process and Industrial Facilities	8.3%	2.7%	5.6%	207%
Total gross margin %	6.4%	3.4%	3.0%	88%
Operating income (loss)
Storage and Terminal Solutions	$(2,613)	$(3,082)	$469	15%
Utility and Power Infrastructure	2,877	(1,324)	4,201	317%
Process and Industrial Facilities	1,617	(823)	2,440	296%
Corporate	(6,881)	(9,141)	2,260	25%
Total Operating Loss	$(5,000)	$(14,370)	$9,370	65%
Storage and Terminal Solutions
Storage and Terminal Solutions revenues increased by $41.8 million, or 77%, in the three months ended March 31, 2025 compared to the same period last year, driven by an increased volume of work for specialty vessel and LNG storage projects.
Storage and Terminal Solutions gross profit increased by $1.4 million, or 61%, in the three months ended March 31, 2025 compared to the same period last year. The segment gross margin was 3.9% for the three months ended March 31, 2025 compared to segment gross margin of 4.3% in the same period last year. Although higher revenue resulted in improved leverage of our cost structure, segment gross margin continues to be impacted by under-recovery as we allocate more resources to this segment in anticipation of continuing revenue growth. Additionally, gross margin for the third quarter of fiscal 2025 was negatively impacted by lower than anticipated labor productivity on a crude terminal project.
Utility and Power Infrastructure
Utility and Power Infrastructure revenues increased by $12.6 million, or 27%, in the three months ended March 31, 2025 compared to the same period last year. The increase is primarily attributable to a higher volume of work for natural gas peak shaving projects.
Utility and Power Infrastructure gross profit increased by $4.1 million, or 293%, in the three months ended March 31, 2025 compared to the same period last year. The segment gross margin was 9.4% for the three months ended March 31, 2025 compared to 3.1% in the same period last year, an increase of 6.3% due to strong project execution and improved construction overhead cost absorption as a result of higher revenues.

Process and Industrial Facilities
Process and Industrial Facilities revenues decreased by $20.2 million, or 31%, in the three months ended March 31, 2025 compared to the same period last year. The decrease is primarily attributable to lower revenue volumes resulting from the completion of a large renewable diesel project. We believe this reduction in revenue is temporary given our strong backlog, including a significant gas processing construction project that is expected to commence in early fiscal 2026.
Process and Industrial Facilities gross profit increased by $2.0 million, or 113%, in the three months ended March 31, 2025 compared to the same period last year. The segment gross margin was 8.3% for the three months ended March 31, 2025 compared to 2.7% in the same period last year. Gross margin in the prior period was adversely impacted by reduced labor demand for turnaround and maintenance services in the final year of a three-year refinery maintenance contract which has since been renewed. The accounting for this change resulted in a cumulative catch-up adjustment over the life of the contract, which impacted gross margins during the prior year period.
Nine months ended March 31, 2025 Compared to the Nine months ended March 31, 2024
The information below is an analysis of our consolidated results for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.
Consolidated Results of Operations

	Nine Months Ended
	March 31,		2025 v 2024
Dollars in thousands	2025	2024	Change		%
Revenue	$552,909	$538,714	$14,195		3%
Cost of revenue	521,354	510,688	10,666		2%
Gross profit	31,555	28,026	3,529		13%
Selling, general and administrative expenses	53,592	52,792	800		2%
Restructuring costs	124	—	124		—%
Operating loss	(22,161)	(24,766)	2,605		11%
Other income (expense):
Interest expense	(368)	(787)	419		53%
Interest income	4,668	477	4,191		879%
Other	(313)	4,481	(4,794)		(107)%
Loss before income tax expense	(18,174)	(20,595)	2,421		12%
Provision for federal, state and foreign income taxes	16	4	12		—%
Net loss	$(18,190)	$(20,599)	$2,409	0	12%
Revenue - The increase in overall revenue of $14.2 million, or 3%, was primarily attributable to increased revenue volumes in our Storage and Terminal Solutions and Utility and Power Infrastructure segments, partially offset by a decrease in Process and Industrial Facilities.
Gross profit - Gross profit in the nine months ended March 31, 2025 increased $3.5 million, or 13%, compared to the same period prior year. Gross margin increased to 5.7% for the nine months ended March 31, 2025 compared to 5.2% for the same period prior year. The increase in gross margin for the quarter is attributable to higher gross margins in our Storage and Terminal Solutions and Utility and Power Infrastructure segments, partially offset by lower margins in our Process and Industrial Facility segment.
Selling, general and administrative expenses - The increase in SG&A expenses of $0.8 million, or 2%, is primarily due to an increase in salaries and wages of $2.3 million, all necessitated to support conversion of backlog to revenue and expected growth of the business. The increase was partially offset by a decrease in cash-settled stock-based compensation expense of $2.1 million.
Interest income - The increase in interest income of $4.2 million is primarily due to an increase in our cash balance.

Other income - Other income decreased $4.8 million in the nine months ended March 31, 2025 as compared to the same period prior year. Other income during the nine months ended March 31, 2024 included a gain of $2.0 million from the sale of a facility in Catoosa, Oklahoma. Additionally, in the first quarter of fiscal 2024, we recognized a gain of $2.5 million on the sale of a previously utilized facility in Burlington, Ontario.
Provision for income taxes - Our effective tax rates for the nine months ended March 31, 2025 and March 31, 2024 were (0.1%) and zero, respectively. The effective tax rates during both periods were impacted by valuation allowances of $4.3 million and $5.8 million, respectively, placed on deferred tax assets generated during the quarters. We placed a valuation allowance on our deferred tax assets due to the existence of a cumulative loss over a three-year period. Currently, we place valuation allowances on newly generated deferred tax assets. We will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided as we generate taxable income.

Results of Operations by Business Segment

	Nine Months Ended
	March 31,		2025 v 2024
Dollars in thousands	2025	2024	Change	% Favorable (Unfavorable)
Revenue
Storage and Terminal Solutions	$269,800	$206,808	$62,992	30%
Utility and Power Infrastructure	175,664	118,659	57,005	48%
Process and Industrial Facilities	107,445	212,014	(104,569)	(49)%
Corporate	—	1,233	(1,233)	—%
Total revenue (1)	$552,909	$538,714	$14,195	3%
(1) Total revenues are net of inter-segment revenues which are primarily Process and Industrial Facilities and were $2.8 million for the nine months ended March 31, 2025.
Gross profit (loss)
Storage and Terminal Solutions	$15,700	$9,104	$6,596	72%
Utility and Power Infrastructure	10,253	6,520	3,733	57%
Process and Industrial Facilities	6,126	13,516	(7,390)	(55)%
Corporate	(524)	(1,114)	590	53%
Total gross profit	$31,555	$28,026	$3,529	13%
Gross margin %
Storage and Terminal Solutions	5.8%	4.4%	1.4%	32%
Utility and Power Infrastructure	5.8%	5.5%	0.3%	5%
Process and Industrial Facilities	5.7%	6.4%	(0.7)%	(11)%
Corporate	—%	(90.3)%	90.3%	(100)%
Total gross margin %	5.7%	5.2%	0.5%	10%
Operating income (loss)
Storage and Terminal Solutions	$(1,780)	$(5,258)	$3,478	66%
Utility and Power Infrastructure	56	261	(205)	(79)%
Process and Industrial Facilities	541	5,632	(5,091)	(90)%
Corporate	(20,978)	(25,401)	4,423	17%
Total Operating Loss	$(22,161)	$(24,766)	$2,605	11%

Storage and Terminal Solutions
Storage and Terminal Solutions revenues increased by $63.0 million, or 30%, in the nine months ended March 31, 2025 compared to the same period last year, driven by increased volume of work for specialty vessel and LNG storage, partially offset by decreases in tank repair and maintenance work.
Storage and Terminal Solutions gross profit increased by $6.6 million, or 72%, in the nine months ended March 31, 2025 compared to the same period last year. The segment gross margin was 5.8% for the nine months ended March 31, 2025 compared to segment gross margin of 4.4% in the same period last year. The improved gross margin relative to the prior year period reflects consistent project execution and improved construction overhead cost absorption as a result of higher revenues.
Utility and Power Infrastructure
Utility and Power Infrastructure revenues increased by $57.0 million, or 48%, in the nine months ended March 31, 2025 compared to the same period last year. The increase is primarily attributable to higher volumes of work for LNG peak shaving projects, partially offset by decreases in power delivery work.
Utility and Power Infrastructure gross profit increased by $3.7 million, or 57%, in the nine months ended March 31, 2025 compared to the same period last year. The segment gross margin was 5.8% for the nine months ended March 31, 2025 compared to 5.5% in the same period last year.
Process and Industrial Facilities
Process and Industrial Facilities revenues decreased by $104.6 million, or 49%, in the nine months ended March 31, 2025 compared to the same period last year. The decrease is primarily attributable to lower revenue volumes for a now completed large renewable diesel project, in addition to lower revenue volumes for thermal vacuum chambers. We believe this reduction in revenue is temporary given our strong backlog, including a significant gas processing construction project that is expected to commence in early fiscal 2026.
Process and Industrial gross profit decreased by $7.4 million, or 55%, in the nine months ended March 31, 2025 compared to the same period last year. The segment gross margin was 5.7% for the nine months ended March 31, 2025 compared to 6.4% in the same period last year. The segment gross margin in the current period was impacted by higher levels of under-recovery of construction overhead costs due to lower revenue.

LIQUIDITY AND CAPITAL RESOURCES

Overview
We assess liquidity based on the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity at March 31, 2025 were unrestricted cash and cash equivalents on hand, capacity under our ABL Facility, and cash generated from operations. Our primary operational uses of capital are expenditures required to execute our projects, fund business operations and fulfill our contractual obligations. We believe that for at least the next 12 months, our cash position, anticipated cash generated by operating activities, along with our availability under the ABL Facility, is sufficient to support our operating requirements.

Unrestricted cash and cash equivalents at March 31, 2025 totaled $185.5 million and availability under the ABL Facility totaled $61.5 million, resulting in total liquidity of $247.1 million. During the third quarter of fiscal 2025, liquidity increased $35.4 million primarily as a result of cash provided by operating activities.
The following table provides a reconciliation of restricted cash and unrestricted cash in the Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows, as well as availability and total liquidity (in thousands):

	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Total cash, cash equivalents and restricted cash	$210,541	$181,777	$149,610	$140,615
Less: Restricted cash	25,000	25,000	25,000	25,000
Unrestricted cash	185,541	156,777	124,610	115,615
Availability under ABL Facility	61,543	54,920	56,642	53,988
Total Liquidity	$247,084	$211,697	$181,252	$169,603
The following table provides a summary of changes in our liquidity for the three months ended March 31, 2025 (in thousands):

Liquidity at December 31, 2024	$211,697
Cash provided by operating activities	31,247
Capital expenditures	(2,566)
Proceeds from asset sales	74
Increase in availability under ABL Facility	6,623
Cash provided by financing activities	47
Effect of exchange rate changes on cash	(38)
Liquidity at March 31, 2025	$247,084
The following table provides a summary of changes in our liquidity for the nine months ended March 31, 2025 (in thousands):

Liquidity at June 30, 2024	$169,603
Cash provided by operating activities	76,763
Capital expenditures	(5,425)
Proceeds from asset sales	237
Increase in availability under ABL Facility	7,555
Cash used by financing activities	(1,086)
Effect of exchange rate changes on cash	(563)
Liquidity at March 31, 2025	$247,084
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

•the mix of work can impact liquidity. In periods where fixed-price contracts comprise a larger portion of revenue, liquidity may increase depending on the timing of the billing schedule in relation to project cash outflows. In periods where time and material contracts comprise a larger portion of revenue, liquidity may decrease;

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
The borrowing base is recalculated on a monthly basis and at March 31, 2025, our borrowing base was $66.3 million. We had no borrowings outstanding and $4.8 million in letters of credit outstanding as of March 31, 2025, which resulted in availability of $61.5 million under the ABL Facility. For additional information regarding our ABL Facility, see Item I of Part I, "Financial Statements - Note 4 - Debt."

CASH FLOW ANALYSIS
The following table summarizes our changes in cash flow activities for the periods indicated (in thousands):

	Nine Months Ended
	March 31,
	2025	2024

Cash flows provided by operating activities	$76,763	$25,567
Cash flows used in investing activities	(5,188)	(154)
Cash flows used in financing activities	(1,086)	(10,324)
Effect of exchange rate changes on cash	(563)	(243)
Change in cash and cash equivalents	69,926	14,846
Cash and cash equivalents at beginning of period	140,615	79,812
Cash and cash equivalents at end of period	$210,541	$94,658

Cash Flows Provided by Operating Activities
The following table summarizes the components of cash flows provided by operating activities for the periods indicated (in thousands):

	Nine Months Ended
	March 31,
	2025	2024

Net loss	$(18,190)	$(20,599)
Gain on sale of property, plant and equipment	(122)	(4,530)
Depreciation and amortization	7,538	8,337
Stock-based compensation	6,754	5,765
Other non-cash expenses	108	169
Cash effect of changes in operating assets and liabilities	80,675	36,425
Net cash provided by operating activities	$76,763	$25,567
The significant components of the $80.7 million change in operating assets and liabilities     for the nine months ended March 31, 2025 are summarized as follows:

•Accounts receivable, excluding credit losses recognized during the period and including retention amounts classified as non-current, increased by $88.8 million which decreased cash flows from operating activities. The increases are primarily attributable to the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") increased $4.7 million which decreased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $161.3 million which increased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volumes and the timing of when job costs are incurred and the timing of customer billings and payments.

•Accounts payable increased by $13.0 million which increased cash flows from operating activities. These operating liabilities can fluctuate based on business volumes; the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; and other timing differences.

•Inventories, income taxes receivable, prepaid expenses, other current assets, operating right-of-use lease assets and other assets, non-current, increased $1.2 million which decreased cash flows from operating activities. These operating assets can fluctuate based on business volumes; the timing of inventory builds and draw-downs, accrual and receipt of income taxes receivable; prepayments of certain expenses; lease commencement, passage of time, expiration, or termination of operating leases; and other timing differences.

•Accrued wages and benefits, accrued insurance, operating lease liabilities, other accrued expenses, and other liabilities, non-current increased by $1.1 million which increased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of payroll, distributions, business volumes; vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; and other timing differences.
The significant components of the $36.4 million change in operating assets and liabilities     for the nine months ended March 31, 2024 are summarized as follows:

•Accounts receivable, excluding credit losses recognized during the period and including retention amounts classified as non-current, increased by $43.1 million, which decreased cash flows from operating activities. The increases are primarily attributable to the timing of billing and collections, partially offset by $16.8 million we received as full payment for the favorable resolution of a legal matter.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $10.3 million which increased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $82.2 million which increased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volumes and the timing of when job costs are incurred and the timing of customer billings and payments.

•Accounts payable decreased by $20.9 million which decreased cash flows from operating activities. These operating liabilities can fluctuate based on business volumes; the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; and other timing differences.

•Inventories, income taxes receivable, prepaid expenses, other current assets, operating right-of-use lease assets and other assets, non-current, decreased $3.8 million, which increased cash flows from operating activities. These operating assets can fluctuate based on business volumes; the timing of inventory builds and draw-downs, accrual and receipt of income taxes receivable; prepayments of certain expenses; lease commencement, passage of time, expiration, or termination of operating leases; and other timing differences.

•Accrued wages and benefits, accrued insurance, operating lease liabilities, other accrued expenses, and other liabilities, non-current increased by $4.1 million increased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of payroll, distributions, business volumes; vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; and other timing differences.

Cash Flows Used by Investing Activities
Investing activities used $5.2 million of cash in the nine months ended March 31, 2025 due to capital expenditures associated with improvements at a fabrication facility in Bakersfield, California that we purchased in fiscal 2024, as well as the purchase of construction equipment to support our projects.
Investing activities used $0.2 million of cash in the nine months ended March 31, 2024 due to capital expenditures partially offset by proceeds from asset sales. In the first quarter of fiscal 2024, we sold a previously utilized facility in Burlington, Ontario for $2.7 million in net proceeds. In the second quarter of fiscal 2024, we sold a facility in Catoosa, Oklahoma for $2.7 million in net proceeds. We closed these previously utilized facilities as they were no longer strategic to the future of the business. In the third quarter of fiscal 2024 we purchased a fabrication facility in Bakersfield, California for $4.1 million to replace a facility being leased by the Company.
Cash Flows Used by Financing Activities
Financing activities used $1.1 million of cash in the nine months ended March 31, 2025 primarily due to the repurchase of common stock for payment of statutory taxes due on equity-based compensation.
Financing activities used $10.3 million of cash in the nine months ended March 31, 2024 primarily due to $10.0 million in net repayments under our ABL facility.

Dividend Policy
We have never paid cash dividends on our common stock and the terms of our ABL Facility limit dividends to stock dividends only. Any future dividend payments will depend on the terms of our ABL Facility, our financial condition, capital requirements and earnings as well as other relevant factors.
Stock Repurchase Program
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program in the three months ended March 31, 2025 and have no current plans to repurchase stock. As of March 31, 2025, there were 1,349,037 shares available for repurchase under the Stock Buyback Program. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant.
Treasury Shares
We had 281,365 treasury shares as of March 31, 2025 and intend to utilize these treasury shares in connection with equity awards under our stock incentive plans and for sales to the Employee Stock Purchase Plan.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes in our critical accounting policies and estimates from those reported in our fiscal 2024 Annual Report on Form 10-K filed with the SEC. For more information on our critical accounting policies and estimates, see Part II, Item 7 of our fiscal 2024 Annual Report on Form 10-K.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2025.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended March 31, 2025.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to a number of legal proceedings. See Part I., Item 1. Financial Statements, Note 6 - Commitments and Contingencies, Litigation, for a description of our material ongoing litigation.
Item 1A. Risk Factors
The following is an update to the material risks previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024:

Changes in global trade policy and the impact on tariffs may have a material adverse effect on business operations and financial performance.

The new U.S. presidential administration has announced tariffs on U.S. imports generally, with higher rates for select U.S. trade partners. Certain foreign governments have also announced retaliatory tariffs. The tariff policy environment has been and is expected to continue to be dynamic, and we cannot predict what additional actions may ultimately be taken by the United States or other governments with respect to tariffs or trade relations, including retaliatory trade measures taken by other countries in response to existing or future United States tariffs or other measures.

Domestic and foreign trade tariffs could raise the price and reduce the availability of raw materials such as steel plate and steel pipe, which are key materials used by us, which could cause us to experience lower gross margins, operational inefficiencies and project delays. To the extent we can, we mitigate these risks primarily by procuring materials upon contract execution to ensure that our purchase price approximates the costs included in the project estimate, through contract provisions that mitigate our exposure to fluctuations in material costs, and through contracting strategies that allow us to spread the risk of cost increases to other involved parties. However, we may be unable to pass through some or all of these increases in costs to other parties which may materially affect our results of operations.

Additionally, tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. economic conditions and commodity markets, declining consumer confidence, significant inflation, and diminished expectations for the economy. These factors could increase our costs and reduce our customers’ demand for our services, including decisions by our clients on project viability or timing, which could negatively impact our operating results and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. As of March 31, 2025, 1,349,037 shares were available for repurchase under the stock buyback program. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. The terms of our ABL Facility also limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and we do not violate our Fixed Charge Coverage Ratio financial covenant. We made no repurchases under the stock buyback program in the second quarter of fiscal 2025 and have no current plans to repurchase stock.
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
Item 5. Other Information
During the nine months ended March 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or Non-Rule 10b5-1, as each term is defined under Item 408(a) of Regulation S-K.
A member of our Board of Directors, Jim Miller, purchased $5,000 of shares of our common stock through the 2011 Employee Stock Purchase Plan during the each of the quarters ended September 30, 2024, December 31, 2024, and March 31, 2025. The 2011 Employee Stock Purchase Plan may be considered a "Non-Rule 10b5-1 trading arrangement" under Item 408 of Regulation S-K. Mr. Miller has elected not to participate in the 2011 Employee Stock Purchase Plan for the remainder of calendar year 2025.
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

MATRIX SERVICE COMPANY

Date:	May 8, 2025	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer