Form 10-K
period 2025-06-30
MATRIX SERVICE CO
filed 2025-09-10
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $316.4 million.
The number of shares of the registrant’s common stock outstanding as of September 9, 2025 was 28,068,535 shares.
Documents Incorporated by Reference
Certain sections of the registrant's definitive proxy statement relating to the registrant's 2025 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1.    Business
BUSINESS
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
Our purpose is to create long-term value for our employees, business partners, shareholders and communities everywhere. We are committed to fulfilling our purpose by being a profitable, innovative, and growth-oriented company of choice for engineering, constructing, and maintaining essential energy and industrial infrastructure that delivers its services safely, with high quality, and on time, resulting in strong customer relationships.
Through our zero incident safety culture, commitment to execution excellence and highly skilled workforce, we share one goal: to deliver the best to our customers, shareholders, employees and people across the globe who rely on the infrastructure we help design, build and maintain.
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

STRATEGIC PRIORITIES
Our strategy is focused on delivering long-term value and profitable growth through focused execution, encapsulated within three core pillars:

Win	Our differentiated capabilities and strong customer relationships position us to capitalize on multi-year spending cycles within LNG and NGL infrastructure, data centers, hydrogen storage and utility infrastructure. We are focused on increasing our share within existing markets while strategically expanding into high-value adjacent sectors.

Execute	Operational excellence is at the heart of our approach. We are driving disciplined capital allocation, rigorous project execution, and a strong safety culture to convert backlog into high-quality revenue. This enables us to expand margins, improve operating leverage, and achieve greater earnings potential.

Deliver	By scaling revenue and enhancing operational efficiency, we are building a resilient platform designed to generate consistent performance and long-term value for our shareholders.

Matrix is well-positioned to benefit from ongoing infrastructure investment and modernization, supported by a proven track record, a strong balance sheet, and a commitment to transparency, performance, and disciplined capital allocation.
COMPETITIVE STRENGTHS
Our competitive strengths include our strong safety culture, industry leading expertise in complex storage infrastructure, full-service capabilities, long-term client relationships, high return of repeat customers, people/highly skilled workforce, commitment to execution excellence, and strong risk management practices.
OTHER BUSINESS MATTERS
Customers and Marketing
We provided services to approximately 223 customers in fiscal 2025. Most of our revenue comes from long-term customer relationships. One customer accounted for $133.9 million or 17.4% of our consolidated revenue in fiscal 2025, which was primarily included in the Utilities and Power Infrastructure segment. Another customer accounted for $80.8 million or 10.5% of our consolidated revenue in fiscal 2025, which was primarily included in the Storage and Terminal Solutions segment. See Part II, Item 8. Financial Statement and Supplementary Data, Note 13 - Segment Information, for more information about concentration of revenue by segment.
We market our services and products primarily through our marketing and business development personnel, senior professional staff and our operating management. We competitively bid most of our projects; however, we have a number of preferred provider relationships with customers who award us work through long-term agreements. Our projects have durations ranging from a few days to multiple years.
Types of Contracts
We perform work for our customers under contracts with various compensation formats that include fixed-price, time-and-material, cost-plus, or some combination thereof. Fixed-price contracts cover a defined scope of services for a fixed amount. Time-and-material contracts generally allow services to be provided for agreed-upon hourly rates for labor and reimbursement of the costs of certain materials and equipment, plus fees. Cost-plus contracts provide for reimbursement of the actual costs to perform work plus fees. Fixed-price contracts typically present opportunities for higher margins, but carry a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-material and cost-plus contracts generally have lower margins, but carry a lower risk of cost overruns. Time-and-material and cost-plus contracts may also include not-to-exceed provisions that impose risk on cost recovery and profitability, or target price and other performance provisions that provide opportunity and risk on profitability.
A significant amount of our work is performed under contracts for specific projects on a fixed-price basis. While we act as the prime contractor of full engineering, procurement, and construction ("EPC") scopes on many of our projects, we also execute a variety of contract scopes under various project delivery methods implemented by our customers, including but not limited to front-end engineering and design contracts, standalone engineering contracts, standalone fabrication contracts, standalone construction contracts, or some combination thereof, as well as and acting as a subcontractor to prime contractors for various scopes.

The Company also performs work under Master Service Agreements (“MSAs”), which allows us to provide more routine services to our customers on an as-needed basis, including but not limited to maintenance and repair services, typically priced using a time-and-material or cost-plus basis.
Competition
We compete with local, regional, national and international contractors and service providers. Competitors vary with the markets we serve. Few competitors compete in all of the markets we serve or provide all of the services we provide. Contracts are generally awarded based on price, quality, safety performance, schedule, experience and customer satisfaction.
Seasonality and Other Factors
Our operating results can exhibit seasonal fluctuations, especially in our Process and Industrial Facilities segment, for a variety of reasons. Turnarounds and planned outages at customer facilities are typically scheduled in the spring and the fall when the demand for energy is lower. Within the Utility and Power Infrastructure segment, power delivery work is generally scheduled by the public utilities when the demand for electricity is at its lowest. Therefore, revenue volume in the summer months is typically lower than in other periods throughout the year.
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
Material Sources and Availability
We depend on the availability of certain equipment and materials for our projects, including, but not limited to, structural steel, steel piping, rebar, valves, copper, electrical components, fabricated products and equipment, and delivery freight. A number of factors that we may not be able to predict or control could result in increased costs for, or delays in delivery of, this equipment or materials, including supply chain or other logistical challenges. Global trade relationships and other general market and political conditions could also impact production, delivery or pricing of such equipment or materials (e.g., inflation, interest rates, recessionary economic conditions, and tariffs). We have been proactive with managing our procurement processes to help reduce the impacts of these factors on our business and to help ensure we continue to have the equipment and materials we need available. Rising prices and the potential for equipment and materials shortages have created additional risk in bidding and executing work profitably. See Item 1A. Risk Factors, Risks Related to our Business and Operations, for more information.
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
Human Capital Management
Employees

Successful execution of our business strategy is dependent on attracting, developing, and retaining key employees who represent our core values and the communities we serve. Our people are our greatest resource. Since 2016, we have been certified as a Great Place To Work®, both a point of pride and an invaluable tool for continuous improvement supporting our objective of remaining an employer of choice.
Given the nature of our work, the size of our employee population can vary significantly throughout the year because of the number, type, and size of projects we have in progress at any particular time. As of June 30, 2025, we had 2,239 employees worldwide. Of those employees, 633 were employed in office-based positions and 1,606 were employed in field or craft positions. The location of our employees was as follows:

Region	% of Global Workforce
United States	91%
Canada	7%
Other International	2%

The percentage of our employees represented by trade unions as of June 30, 2025, was approximately 23%. Operating under collective bargaining agreements with various unions, our union employees are provided with benefits including health and welfare, pension, training programs and competitive compensation plans. We have not experienced any strikes or work stoppages in recent years and are proud that our relationships with our employees and labor unions are strong.
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
Health and Safety
Ensuring the safety of our employees and those around us is integral to who we are, and paramount to our success and sustainability. The journey to achieving and maintaining a zero-incident safety performance requires a strong culture of safety and hands-on leadership, combined with robust training along with comprehensive policies, processes, and systems to plan, perform, report, measure, and review, and to continuously improve our performance. We have incorporated safety as a key performance metric in our incentive compensation plan by measuring our annual Total Recordable Incident Rate (‘‘TRIR’’), which is calculated by multiplying the number of recordable incidents by 200,000 and dividing that number by the total hours worked each year. This metric is also used by others in our industry, which allows for a more objective comparison of our performance. Our TRIR was 0.51, 0.91, and 0.73 during fiscal years 2025, 2024, and 2023, respectively.
Culture and Inclusion
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
In fiscal 2025, we continued to advance and strengthen our culture by continuing year-round learning opportunities on unconscious bias and other inclusion-specific topics through our education offerings available to all employees through Matrix University, our internal training and development program. Our Employee Resource Groups (ERGs), also advanced understanding by sharing stories and educational information in their regular ERG meetings and across our internal communication channels, and advocated for changes to help ensure our policies are inclusive.

Our ERGs also leverage data available through our participation in the Great Place To Work ® survey to identify areas for improvement specific to culture and inclusion.
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
•interest rates, inflation, and tariffs;
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
One or more customers have in the past and may in the future contribute a material portion of our revenue in any one year. One customer accounted for $133.9 million or 17.4% of our consolidated revenue in fiscal 2025, which was primarily included in the Utilities and Power Infrastructure segment. Another customer accounted for $80.8 million or 10.5% of our consolidated revenue in fiscal 2025, which was primarily included in the Storage and Terminal Solutions segment. Because these significant customers generally contract with us for specific projects or for specific periods of time, we may lose these customers from year to year as the projects or maintenance contracts are completed. The loss of business from any one of these customers could have a material adverse effect on our business or results of operations.
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

The new U.S. presidential administration has announced tariffs on U.S. imports generally, with higher rates for select U.S. trade partners. Certain foreign governments have also announced retaliatory tariffs. The tariff policy environment has been and is expected to continue to be dynamic, and we cannot predict what additional actions may ultimately be taken by the United States or other governments with respect to tariffs or trade relations.

Domestic and foreign trade tariffs could raise the price and reduce the availability of raw materials such as steel plate and steel pipe, which are key materials used by us. Increased costs of raw materials could cause us to experience lower gross margins, operational inefficiencies and project delays. We include contract provisions that mitigate our exposure to fluctuations in material costs and to the impact of changes in laws and regulations. We also utilize contracting strategies that allow us to spread the risk of cost increases to other involved parties. However, we may be unable to pass through some or all of these increases in costs to other parties which may materially affect our results of operations. To the extent we can, we also mitigate these risks primarily by procuring materials upon contract execution to ensure that our purchase price approximates the costs included in the project estimate.

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

Financial Risks
Our borrowing capacity under our Credit Agreement is determined by the size of our borrowing base and if the size of our borrowing base combined with our unrestricted cash does not provide adequate liquidity, then we may need to raise additional capital in the future for working capital, letters of credit, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms or at all, which would impair our ability to operate our business or achieve our strategic plan.
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
To the extent that cash on hand, cash flow from operations, and borrowing availability under the Credit Agreement are insufficient to make future investments, or provide needed working capital or letters of credit, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments or respond to competitive challenges.
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
Customers may require us to provide forms of performance security, including letters of credit, or surety bonds. We are often required to provide performance security to customers to indemnify the customer should we fail to perform our obligations under the contract. Failure to provide the required performance security on terms required by a customer may result in an inability to bid, win or comply with the contract. Historically, we have had adequate letters of credit capacity but such capacity beyond our Senior Credit Facility is generally at the provider’s sole discretion. Due to events that affect the banking and insurance markets, letters of credit or surety bonds may be difficult to obtain or may only be available at significant cost. In addition, future projects may require us to obtain letters of credit that extend beyond the term of our Senior Credit Facility. Any inability to bid for or win new contracts due to the failure of obtaining adequate letters of credit, surety bonds or other customary forms of performance security could have a material adverse effect on our business prospects and future revenues.
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
•valuation of assets acquired and liabilities assumed in connection with business combinations; and
•accruals for estimated liabilities, including litigation reserves.
Our actual results could materially differ from these estimates.
Earnings for future periods may be affected by impairment charges.
Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We perform annual goodwill impairment reviews in the fourth quarter of every fiscal year. In addition, we perform an impairment review whenever events or changes in circumstances indicate the fair value of a goodwill reporting unit may be less than its carrying value or the carrying value of an intangible or fixed asset may not recoverable. As of June 30, 2025, we had $29.0 million of non-amortizing goodwill representing 4.8% of our total assets.
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

Our security program generally incorporates the guidelines of the widely utilized National Institute of Standards and Technology Cybersecurity Framework, though this does not imply we meet any particular technical standards, specifications or requirements. As part of our enterprise-wide risk management strategy and commitment to continuous improvement, we are actively pursuing ISO/IEC 27001 certification, the internationally recognized standard for information security management systems. We have initiated the formal implementation process, including a comprehensive gap assessment and roadmap development. Progress toward certification is regularly reviewed by the IT Steering Committee and reported to the Board of Directors.

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

Our IT Security team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards and processes. Team members are afforded opportunities to attend external training, conferences and other events to remain on top of most recent cybersecurity trends. Our team is led by our Director of IT Infrastructure and Security, who brings over 30 years of experience, which includes implementing and verifying the effectiveness of cybersecurity controls in a Defense Industrial Base environment and defining and executing cybersecurity strategy to enable business delivery while simultaneously protecting intellectual property and privacy. Our Director maintains the following internationally recognized certifications: Global Information Assurance Certification ("GIAC"), GIAC Certified Enterprise Defender, GIAC Certified Incident Handler Certification, GIAC Certified Windows Security Administrator, and GIAC Critical Controls Certification. Our Director reports to our Vice President of Information Technology, who receives continuous updates regarding the prevention, detection, mitigation and remediation of cybersecurity incidents. Our Vice President of Information Technology has over 20 years of experience in developing and executing strategic initiatives to drive organizational growth and innovation, with responsibilities for IT governance, technology strategy development, and cybersecurity. In additional to a Masters of Business Administration, our Vice President of Information Technology holds a Certified Information Systems Security Professional certification.

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
Item 2. Properties
Our principal properties are as follows:

Location	Description of Facility	Segment	Interest
United States:
Tulsa, Oklahoma	Corporate headquarters and regional office	All segments	Leased
Bakersfield, California	Fabrication facility	All segments	Owned
Bellingham, Washington	Regional office, fabrication facility and warehouse	Process and Industrial Facilities, Storage and Terminal Solutions	Owned
Broomall, Pennsylvania	Regional office	All segments	Leased
Catoosa, Oklahoma	Fabrication facility, regional offices and warehouses	All segments	Leased & Owned (1)
Columbus, Ohio	Regional office	All segments	Leased
Houston, Texas	Regional offices and warehouse	All segments	Leased & Owned
Irvine, California	Regional office	All segments	Leased
Norco, California	Regional office and warehouse	Process and Industrial Facilities, Storage and Terminal Solutions	Leased
Pittsburgh, Pennsylvania	Regional office	All segments	Leased
Temperance, Michigan	Regional office and warehouse	Storage and Terminal Solutions	Owned
Tucson, Arizona	Regional office and warehouse	Process and Industrial Facilities, Storage and Terminal Solutions	Leased
Norwich, Connecticut	Regional office	Utility Power and Infrastructure	Leased
Harleysville, Pennsylvania	Warehouse	All segments	Leased

International:
Leduc, Alberta, Canada	Regional office and warehouse	Storage and Terminal Solutions	Leased
Sarnia, Ontario, Canada	Regional office and warehouse	Storage and Terminal Solutions	Owned
Paju-si, Gyeonggi-do, South Korea	Fabrication facility, regional office and warehouse	Storage and Terminal Solutions	Owned
Sydney, New South Wales, Australia	Regional office	Storage and Terminal Solutions	Leased

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
Our common stock trades on the NASDAQ Global Select Market under the trading symbol "MTRX". Substantially all of our stockholders maintain their shares in "street name" accounts and are not individually stockholders of record. As of August 31, 2025, there were 17 holders of record of our common stock.
Dividend Policy
We have never paid cash dividends on our common stock and the terms of our Credit Agreement prohibit us from paying cash dividends (See Part II, Item 8. Financial Statement and Supplementary Data, Note 5 - Debt for more information about our Credit Agreement). Any future dividend payments will depend on the terms of our Credit Agreement, our financial condition, capital requirements and earnings as well as other relevant factors.
Issuer Purchases of Equity Securities
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program during fiscal 2025 and have no current plans to repurchase stock. As of June 30, 2025, there were 1,349,037 shares available for repurchase under the Stock Buyback Program. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant.
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
The following graph compares, for the period from June 30, 2020 to June 30, 2025, the cumulative stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and the Dow Jones U.S. Heavy Construction Index.
The graph below assumes an investment of $100 (with reinvestment of all dividends) in our common stock, the NASDAQ Composite Index, and the Dow Jones U.S. Heavy Construction Index on June 30, 2019 and tracks their relative performance through June 30, 2025. The stock price performance reflected in the following graph is not necessarily indicative of future stock performance.

	June 30,
	2020	2021	2022	2023	2024	2025
Matrix Service Company	$100.00	$108.02	$52.06	$60.60	$102.16	$138.99
NASDAQ Composite	$100.00	$145.23	$111.21	$140.28	$181.81	$210.31
Dow Jones US Heavy Construction	$100.00	$182.02	$193.33	$286.09	$348.41	$484.53
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
Overview
Significant period to period changes in revenue, gross profits and operating results between fiscal 2025 and fiscal 2024 are discussed below on a consolidated basis for each segment. A discussion of results of operations changes between fiscal 2024 and fiscal 2023 is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended June 30, 2024, which was filed with the SEC on September 10, 2024.

Matrix Service Company
Results of Operations
(In thousands)

Operational Update
Operating activity increased each quarter during fiscal 2025 as quarterly revenues grew from $165.6 million in the first quarter of fiscal 2025 to $216.4 million in the fourth quarter of fiscal 2025, an increase of 31% and the highest levels since the third quarter of fiscal 2020, which marked the beginning of the COVID-19 pandemic. The increase was the result of advancing work on several multiyear projects currently in backlog.
Project awards during fiscal 2025 were $726.0 million, resulting in a current year book-to-bill ratio of 0.9x, and maintaining our backlog at near-record levels of $1.4 billion. Award activity was driven by our Storage and Terminal solutions segment, and included the award of a large specialty storage project. The market drivers for each of our segments are strong and include increased oil and gas demand, the clean energy transition, low-cost feed stock, increased power demands associated with data centers, industrial reshoring/onshoring, grid reliability and electrical supply assurance. As a result, we believe we will have strong award activity in the coming year. While our award activity during the year was strong, heightened macroeconomic uncertainty and the evolving impact of U.S. trade policy on infrastructure economics has impacted the timing of customer decisions in the near term. We believe customer delays in project starts and final investment decisions to be a short-term disruption, while an overall favorable regulatory environment for our customers underpins long-term momentum for our business.
We continue to sharpen and better align our business for the current and coming marketplace. Accordingly, we have consolidated certain aspects of the business to further improve our performance and create a flatter, leaner management structure. In addition, we continue to evaluate our business lines and, where appropriate, reallocate resources to those businesses that present the best opportunities. We remain focused on delivering sustainable, long-term shareholder value by building a resilient, growth-oriented platform aligned with the evolving needs of our customers. We believe actions taken in the fourth quarter of fiscal 2025 and the first quarter of fiscal 2026 will reduce our overall cost structure, improving our overhead recovery and operating leverage.
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
For long-term maintenance contracts with no minimum commitments and other established customer agreements, we include only the amounts that we expect to recognize as revenue over the next 12 months. For arrangements in which we have received a LNTP, we include the entire scope of work in our backlog if we conclude that the likelihood of the full project proceeding is high. For all other arrangements, we calculate backlog as the estimated contract amount less revenue recognized as of the reporting date. Backlog differs from the amount of our remaining performance obligations, which are described in Note 2 - Revenue in the notes to the audited consolidated financial statements. Differences are due primarily to the inclusion within our backlog of estimates of future revenue under long-term maintenance contracts; future revenue for the full scope of work for certain arrangements where we have received an LNTP; and future revenue for arrangements where we have received assurance that we consider firm, but the associated contract has not been fully executed.
The following table provides a summary of changes in our backlog for fiscal 2025:

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Total
	(In thousands)
Backlog as of June 30, 2024	$798,255	$379,697	$251,521	$1,429,473
Project awards	337,731	215,378	172,918	726,027
Other adjustment(2)	—	—	(4,106)	(4,106)
Revenue recognized	(365,891)	(248,691)	(154,704)	(769,286)
Backlog as of June 30, 2025	$770,095	$346,384	$265,629	$1,382,108
Book-to-bill ratio(1)	0.9x	0.9x	1.1x	0.9x

(1)Calculated by dividing project awards by revenue recognized.
(2)Backlog was reduced as a result of the closure of a customer's facility. This customer has historically represented less than 1% of our consolidated revenues.
In the Storage and Terminal Solutions segment, we booked $337.7 million of project awards during fiscal 2025. Project awards included a project for the engineering and construction of large refrigerated propane and butane tanks as well as spheres for related NGL products. This segment includes significant opportunities for storage infrastructure projects related to natural gas, LNG, ammonia, NGLs and other forms of low carbon energy. We believe LNG and ammonia projects in particular will be key growth drivers for this segment. Bidding activity on LNG and ammonia projects has been strong and we expect that to continue.
In the Utility and Power Infrastructure segment, we booked $215.4 million of project awards in fiscal 2025. Our opportunity pipeline for LNG peak shaving projects continues to be promising; however those awards, while significant, can be less frequent. Power delivery opportunities are expected to be driven over the long-term by increasing electrical demand and the related electrical grid requirements. Project opportunities and bidding activity are strong for both the power delivery portion of the business and LNG peak shaving.
In the Process and Industrial Facilities segment, we booked $172.9 million of project awards in fiscal 2025, and were notified of a five-year renewal of a refinery maintenance contract. We continue to see demand for thermal vacuum chambers in the coming quarters, as well as increasing opportunities in mining and minerals, chemicals, low carbon projects and refinery turnarounds.
Project awards in all segments are cyclical and are typically the result of a sales process that can take several months or years to complete. It is common for awards to shift from one period to another as the timing of awards is dependent upon a number of factors including changes in market conditions, permitting, off take agreements, project financing and other factors. Backlog volatility may increase for some segments from time to time when individual project awards are less frequent, but more significant. There is an inherent lag between the time a project is awarded and when it begins to have a material impact on revenue. This lag can vary and can extend up to six months or longer in unique circumstances, depending on finalization of scopes, contracts, permits, and facility process requirements. Additionally, awards for larger construction projects may be recognized as revenue over a multi-year period as the projects may take a few years to complete. We expect to recognize approximately 55% of our total backlog reported as of June 30, 2025 as revenue within fiscal 2026.

Fiscal 2025 Versus Fiscal 2024
Consolidated Results of Operations

	Fiscal Years Ended June 30,		2025 v 2024
	2025	2024	Change	%
	(In thousands)
Revenue	$769,286	$728,213	$41,073	6%
Cost of revenue	729,609	687,740	41,869	6%
Gross profit	39,677	40,473	(796)	(2)%
Selling, general and administrative expenses	71,173	70,085	1,088	2%
Restructuring costs	3,572	501	3,071	613%
Operating loss	(35,068)	(30,113)	(4,955)	(16)%
Other income (expense):
Interest expense	(518)	(1,130)	612	54%
Interest income	6,652	1,339	5,313	397%
Other	(64)	4,892	(4,956)	(101)%
Loss before income tax expense	(28,998)	(25,012)	(3,986)	(16)%
Provision (benefit) for federal, state and foreign income taxes	464	(36)	500	1389%
Net loss	$(29,462)	$(24,976)	$(4,486)	(18)%
Revenue - The increase in overall revenue of $41.1 million, or 6%, was primarily attributable to higher revenue volumes in our Storage and Terminal Solutions and Utility and Power Infrastructure segments, partially offset by reduced revenue volumes in Process and Industrial Facilities.
Gross profit - Gross profit during fiscal 2025 decreased by $(0.8) million, or (2)%, compared to fiscal 2024. Gross margin of 5.2% for fiscal 2025 decreased compared with gross margin of 5.6% for fiscal 2024. The decrease in gross margin for the year is attributable to lower gross margins in our Process and Industrial segment, partially offset by higher gross margins in our Utility and Power Infrastructure segment.
Selling, general and administrative expenses - SG&A expenses were consistent with prior year.
Restructuring costs - The Company incurred $3.6 million of restructuring costs during fiscal 2025 related to organizational restructuring. See Part II, Item 8. Financial Statement and Supplementary Data, Note 14 - Restructuring Costs, for more information about our organizational restructuring plan.
Interest expense - The decrease in interest expense of $0.6 million, or 54%, is primarily due to lower average outstanding borrowings as the Company repaid all outstanding borrowings under its revolving credit facility during fiscal 2024.
Interest income - The increase in interest income of $5.3 million is primarily due to an increase in our cash balance.
Provision for income taxes - Our effective tax rates for the fiscal years 2025 and 2024 were (1.6)% and 0.1%, respectively. The effective tax rates during both periods were impacted by valuation allowances of $6.5 million and $8.5 million, respectively, placed on deferred tax assets generated during the fiscal year. We placed a valuation allowance on our deferred tax assets due to the existence of a cumulative loss over a three-year period. Currently, we place valuation allowances on newly generated deferred tax assets. We will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided as we generate taxable income.
Other income - The decrease in other income of $5.0 million, is primarily due to gains on sales of assets recorded during fiscal 2024. In the first quarter of fiscal 2024, we recognized a gain of $2.5 million on the sale of a previously utilized facility in Burlington, Ontario. We received $2.5 million in net proceeds from the sale. During the second quarter of fiscal 2024, we recognized a gain of $2.0 million from the sale of a facility in Catoosa, Oklahoma for $2.7 million in net proceeds. The facility was previously utilized for our industrial cleaning business, which was sold during the fourth quarter of fiscal 2023.

Results of Operations by Business Segment

	Fiscal Years Ended June 30,		2025 v 2024
	2025	2024	Change	%
Revenue	(In thousands)
Storage and Terminal Solutions	$365,891	$276,800	$89,091	32%
Utility and Power Infrastructure	248,691	183,920	64,771	35%
Process and Industrial Facilities	154,704	266,260	(111,556)	(42)%
Corporate	—	1,233	(1,233)	—%
Total Revenue (1)	$769,286	$728,213	$41,073	6%
(1) Total revenues are net of inter-segment revenues which are primarily Process and Industrial Facilities and were $2.1 million for the year ended June 30, 2025.
Gross profit (loss)
Storage and Terminal Solutions	$14,655	$11,297	$3,358	30%
Utility and Power Infrastructure	16,915	9,232	7,683	83%
Process and Industrial Facilities	8,910	21,852	(12,942)	(59)%
Corporate	(803)	(1,908)	1,105	(58)%
Total Gross Profit	$39,677	$40,473	$(796)	(2)%
Gross margin %
Storage and Terminal Solutions	4.0%	4.1%	(0.1)%	(2.4)%
Utility and Power Infrastructure	6.8%	5.0%	1.8%	36.0%
Process and Industrial Facilities	5.8%	8.2%	(2.4)%	(29)%
Total gross margin %	5.2%	5.6%	(0.4)%	(7.1)%
Operating income (loss)
Storage and Terminal Solutions	$(9,206)	$(8,526)	$(680)	(8)%
Utility and Power Infrastructure	3,834	336	3,498	1041%
Process and Industrial Facilities	479	11,283	(10,804)	(96)%
Corporate	(30,175)	(33,206)	3,031	9%
Total Operating Loss	$(35,068)	$(30,113)	$(4,955)	(16)%
Storage and Terminal Solutions
Storage and Terminal Solutions revenues increased by $89.1 million, or 32%, in fiscal 2025 compared to fiscal 2024, driven by an increased volume of work for specialty vessel and LNG storage projects, partially offset by decreases in tank repair and maintenance work. In addition, we lowered our recovery expectations on a legacy project completed in fiscal 2021 that is currently in arbitration which resulted in a $6.4 million decrease to revenue during fiscal 2025.
Storage and Terminal Solutions gross profit increased by $3.4 million, or 30%, in fiscal 2025 compared to fiscal 2024. The segment gross margin was 4.0% for fiscal 2025 compared to 4.1% for fiscal 2024. Gross margin in fiscal 2025 compared to fiscal 2025 reflects improved operating leverage resulting from higher revenues. This improved leverage was offset in fiscal 2025 by lower than anticipated labor productivity on a crude terminal project, which resulted in a reduction in gross profit during the year of $5.1 million. This project was completed in early fiscal 2026. Additionally, gross profit was negatively impacted by a $6.4 million reduction in revenue related to a legacy project completed in fiscal 2021 discussed above.

Utility and Power Infrastructure
Utility and Power Infrastructure revenues increased by $64.8 million, or 35%, in fiscal 2025 compared to fiscal 2024. The increase is primarily attributable to higher volumes of work for LNG peak shaving projects, partially offset by decreases in power delivery work.
Utility and Power Infrastructure gross profit increased by $7.7 million, or 83%, in fiscal 2025 compared to fiscal 2024. The segment gross margin was 6.8% for fiscal 2025 compared to 5.0% in fiscal 2024, an increase of 1.8% due to mix of work.
Process and Industrial Facilities
Process and Industrial Facilities revenues decreased by $111.6 million, or 42%, in fiscal 2025 compared to fiscal 2024. The decrease is primarily attributable to lower revenue volumes for a now completed large renewable diesel project and lower revenue volumes for thermal vacuum chambers. We believe this reduction in revenue is temporary given our strong backlog, including a significant gas processing construction project that is expected to commence in fiscal 2026.
Process and Industrial Facilities gross profit decreased by $12.9 million, or 59% in fiscal 2025 compared to fiscal 2024. The segment gross margin was 5.8% for fiscal 2025 compared to 8.2% for fiscal 2024. The segment gross margin in fiscal 2025 was impacted by increased under-recovery of construction overhead costs due to lower revenue volumes.
Corporate
Unallocated corporate gross profit (loss) was $0.8 million during fiscal 2025 compared to a loss of $1.9 million in fiscal 2024, an increase of $1.1 million primarily due to lower legal costs associated with a jury trial in fiscal 2024 that resulted in a verdict in our favor. See Note 7 - Commitments and Contingencies, Litigation, for more information.
LIQUIDITY AND CAPITAL RESOURCES
Overview
We assess liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity at June 30, 2025 were unrestricted cash and cash equivalents on hand, capacity under our ABL Facility (see "ABL Credit Facility" in this Liquidity and Capital Resources section and See Part II, Item 8. Financial Statement and Supplementary Data, Note 5 - Debt, for more information), and cash generated from operations. Our primary operational uses of capital are expenditures to execute our projects, fund business operations and fulfill our contractual obligations. We believe that for at least the next 12 months, our cash position, anticipated cash generated by operating activities, along with our availability under the ABL Facility, is sufficient to support our operating requirements.
Unrestricted cash and cash equivalents at June 30, 2025 totaled $224.6 million and availability under the ABL Facility totaled $59.8 million, resulting in total liquidity of $284.5 million. During fiscal 2025, liquidity increased $114.9 million, primarily as a result of cash provided by operations.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows, as well as availability and total liquidity (in thousands):

	June 30, 2025	June 30, 2024
Total cash, cash equivalents and restricted cash	$249,641	$140,615
Less: Restricted cash	25,000	25,000
Unrestricted Cash	224,641	115,615
Availability under ABL Facility	59,815	53,988
Total Liquidity	$284,456	$169,603

The following table provides a summary of changes in our liquidity for the fiscal year ended June 30, 2025 (in thousands):

Liquidity at June 30, 2024	$169,603
Cash provided by operating activities	117,471
Capital expenditures	(7,685)
Proceeds from asset sales	240
Increase in availability under ABL Facility	5,827
Cash used by financing activities	(1,040)
Effect of exchange rate changes on cash	40
Liquidity at June 30, 2025	$284,456
The following table provides a summary of changes in our liquidity for the fiscal year ended June 30, 2024 (in thousands):

Liquidity at June 30, 2023	$92,554
Cash provided by operating activities	72,571
Capital expenditures	(6,994)
Proceeds from asset sales (1)	6,049
Increase in availability under ABL Facility	16,246
Cash used by financing activities	(10,372)
Effect of exchange rate changes on cash	(451)
Liquidity at June 30, 2024	$169,603

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
Factors that routinely impact our short-term liquidity and may impact our long-term liquidity include, but are not limited to:

•changes in costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs due to contract terms that determine the timing of billings to customers and the collection of those billings:

•some fixed-price customer contracts allow for significant upfront billings at the beginning of a project, which increases liquidity near term;

•some cost-plus and fixed-price customer contracts are billed based on milestones which may increase or decrease liquidity in the near term depending on the timing of when we incur significant expenditures and when we collect from our customers;

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

•release of contract retentions; and

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

ABL Credit Facility
We have an asset-based credit agreement, which was most recently amended on August 22, 2025 (as amended, the "ABL Facility"), with Bank of Montreal, as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer. The maximum amount of loans under the ABL Facility is limited to $90.0 million. The ABL Facility's available borrowings may be increased by an amount not to exceed $15.0 million, subject to certain conditions, including obtaining additional commitments. The ABL Facility is intended to be used for working capital, capital expenditures, issuances of letters of credit and other lawful purposes. Our obligations under the ABL Facility are guaranteed by substantially all of our U.S. and Canadian subsidiaries and are secured by a first lien on all our assets under the ABL Facility. The ABL Facility matures, and any outstanding amounts become due and payable, on September 9, 2029.
The borrowing base is recalculated on a monthly basis and at June 30, 2025, our borrowing base was $64.6 million. We had no borrowings outstanding and $4.8 million in letters of credit outstanding, which resulted in availability of $59.8 million under the ABL Facility. Our borrowing base has ranged from $57.8 million to $73.8 million during fiscal 2025. For additional information regarding our ABL Facility, see Item I of Part I, "Financial Statements - Note 5 - Debt."
CASH FLOW ANALYSIS
The following table summarizes our changes in cash flow activities for the periods indicated (in thousands):

	Fiscal Years Ended June 30,
	2025	2024
Cash flows provided by operating activities	$117,471	$72,571
Cash flows used by investing activities	(7,445)	(945)
Cash flows used by financing activities	(1,040)	(10,372)
Effect of exchange rate changes on cash	40	(451)
Change in cash and cash equivalents	109,026	60,803
Cash and cash equivalents at beginning of period	140,615	79,812
Cash and cash equivalents at end of period	$249,641	$140,615
Cash Flows Provided by Operating Activities
The following table summarizes the components of cash flows provided by operating activities for the periods indicated (in thousands):

	Fiscal Years Ended June 30,
	2025	2024
Net loss	$(29,462)	$(24,976)
Gain on sale of property, plant and equipment (1)	8	(4,923)
Depreciation and amortization	10,012	11,023
Stock-based compensation expense	8,904	7,745
Other non-cash expenses	234	1,362
Cash effect of changes in operating assets and liabilities	127,775	82,340
Net cash provided by operating activities	$117,471	$72,571

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

The significant components of the $127.8 million cash effect of changes in operating assets and liabilities for the fiscal year ended June 30, 2025 include the following:
•Accounts receivable, excluding credit losses recognized during the period and including retention amounts classified as non-current, increased $48.8 million from fiscal 2024, which decreased cash flows from operating activities. The variance is primarily attributable to the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $4.1 million from fiscal 2024, which increased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $152.3 million from fiscal 2024, which increased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volume and the timing of when job costs are incurred and the timing of customer billings and payments. Some fixed-price customer contracts allow for significant upfront billings at the beginning of a project.

•Accounts payable increased by $14.8 million from fiscal 2024, which increased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; business volumes; and other timing differences.

•Inventories, income taxes receivable, prepaid expenses, other current assets, operating right-of-use lease assets and other assets, non-current, decreased $2.1 million from fiscal 2024, which increased cash flows from operating activities. These operating assets can fluctuate based on the timing of inventory builds and draw-downs, accrual and receipt of income taxes receivable; prepayments of certain expenses; lease commencement, passage of time, expiration, or termination of operating leases; business volumes; and other timing differences.

•Accrued wages and benefits, accrued insurance, operating lease liabilities, other accrued expenses, and other liabilities, non-current increased $3.3 million from fiscal 2024, which increased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; business volumes; and other timing differences.

The significant components of the $82.3 million change in operating assets and liabilities for the fiscal year ended June 30, 2024 include the following:

•Accounts receivable, excluding credit losses recognized during the period and including retention amounts classified as non-current, increased $12.1 million from fiscal 2023, which decreased cash flows from operating activities. The increase is primarily attributable to the timing of billing and collections, partially offset by $16.8 million we received as full payment for the favorable resolution of a legal matter.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $11.0 million from fiscal 2023, which increased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $85.9 million from fiscal 2023, which increased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volume and the timing of when job costs are incurred and the timing of customer billings and payments. Some fixed-price customer contracts allow for significant upfront billings at the beginning of a project, which increases liquidity near term.

•Accounts payable decreased $10.4 million from fiscal 2023, which decreased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; business volumes; and other timing differences.

•Inventories, income taxes receivable, prepaid expenses, other current assets, operating right-of-use lease assets and other assets, non-current, decreased $4.9 million from fiscal 2023, which increased cash flows from operating activities. These operating assets can fluctuate based on the timing of inventory builds and draw-downs, accrual and receipt of income taxes receivable; prepayments of certain expenses; lease commencement, passage of time, expiration, or termination of operating leases; business volumes; and other timing differences.

•Accrued wages and benefits, accrued insurance, operating lease liabilities, other accrued expenses, and other liabilities, non-current increased $3.0 million from fiscal 2023, which increased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; business volumes; and other timing differences.

Cash Flows Used by Investing Activities
Investing activities used $7.4 million of cash in fiscal 2025 due to capital expenditures associated with improvements at a fabrication facility in Bakersfield, California that we purchased in fiscal 2024, as well as the purchase of construction equipment to support our projects.
Investing activities used $0.9 million of cash in fiscal 2024 due to capital expenditures partially offset by proceeds from asset sales. In the first quarter of fiscal 2024, we sold a previously utilized facility in Burlington, Ontario for $2.7 million in net proceeds. In the second quarter of fiscal 2024, we sold a facility in Catoosa, Oklahoma. We closed these previously utilized facilities as they were no longer strategic to the future of the business. In the third quarter of fiscal 2024 we purchased a fabrication facility in Bakersfield, California for $4.1 million to replace a facility currently being leased by the Company.
Cash Flows Used by Financing Activities
Financing activities used $1.0 million of cash in fiscal 2025 primarily due to the repurchase of common stock for payment of statutory taxes due on equity-based compensation.
Financing activities used $10.4 million of cash in fiscal 2024 primarily due to $10.0 million in advances and $20.0 million in net repayments under our ABL facility. As of June 30, 2024 and June 30, 2025, we had no outstanding borrowings under our ABL facility.
Dividend Policy
We have never paid cash dividends on our common stock and the terms of our Credit Agreement prohibit us from paying cash dividends. Any future dividend payments will depend on the terms of our ABL Facility, our financial condition, capital requirements and earnings as well as other relevant factors.
Stock Repurchase Program
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program during fiscal 2025 and have no current plans to repurchase stock. As of June 30, 2025, there were 1,349,037 shares available for repurchase under the Stock Buyback Program. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant.
Treasury Shares
We had 277,731 treasury shares as of June 30, 2025 and intend to utilize these treasury shares in connection with equity awards under our stock incentive plans and for sales to the Employee Stock Purchase Plan.
Material Cash Requirements from Contractual and Other Obligations
As of June 30, 2025, our short-term and long-term material cash requirements for known contractual and other obligations were as follows:
•Operating Leases: In the normal course of business, we lease real estate and equipment under various arrangements which are classified as operating leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $25.9 million at June 30, 2025, with $5.8 million payable within the next 12 months. Refer to Part II. Item 8, Financial Statements, Note 8 - Leases, for more information about our lease obligations and the timing of expected future payments.
Off-Balance Sheet Arrangements and Other Commitments
We enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. The following represents transactions, obligations or relationships that could be considered material off-balance sheet arrangements.
•Surety bonds: The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. Surety bonds expire at various times ranging from final completion of a project to a period extending beyond contract completion in certain circumstances. Such amounts can also fluctuate from period to period based upon the mix and level of our bonded operating activity. As of June 30, 2025, there were $154.6 million of surety bonds in force, of which we expect $93.7 million to expire within the next 12 months. Of the bonds in force, $68.4 million related to performance bonds for ongoing projects and the remainder related to contractor licensing, liens, and other bonds. We are not aware of any losses in connection with surety bonds that have been posted on our behalf, and we do not expect to incur significant losses in the foreseeable future.
•Multiemployer pension plans: We contribute to a number of multiemployer defined benefit pension plans in the U.S. and Canada under the terms of collective-bargaining agreements that cover our union-represented employees, who are represented by more than 100 local unions. The related collective-bargaining agreements between those organizations and us, which specify the rate at which we must contribute to the multi-employer defined pension plan, expire at different times between 2025 and 2028. Benefits under these plans are generally based on compensation levels and years of service. Under federal legislation regarding multiemployer pension plans, in the event of a withdrawal from a plan or plan termination, companies are required to continue funding their proportionate share of such plan’s unfunded vested benefits. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity. See Note 12 - Employee Benefit Plans for further discussion.
•Letters of credit: We issue letters of credit under our ABL Facility in the normal course of business to support workers' compensation insurance programs or certain construction contracts. As of June 30, 2025, we had $4.8 million of letters of credit outstanding.The letters of credit that support our workers’ compensation programs are expected to renew annually through the term of our credit facility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company’s accounting policies are more fully described in Note 1 of the Consolidated Financial Statements. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
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
The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on performance obligations in progress. Due to the various estimates inherent in contract accounting, actual results could differ from those estimates, which could result in material changes to the Company’s Consolidated Financial Statements and related disclosures. See Part II, Item 8. Financial Statement and Supplementary Data, Note 2 - Revenue for further discussion.
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
We performed our annual goodwill impairment test as of May 31, 2025, which resulted in no impairment.

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

	Headroom Sensitivity Analysis
	Goodwill as of June 30, 2025 (in thousands)	Baseline Headroom	Headroom if Revenue Growth Rate Declines by 100 Basis Points	Headroom if Gross Margin Declines by 100 Basis Points	Headroom if Discount Rate Increases by 100 Basis Points
Reporting Unit 1	$11,158	8%	—%	(7)%	(1)%
Reporting Unit 2	$8,192	580%	546%	471%	520%
Reporting Unit 3	$5,484	37%	34%	20%	30%
Reporting Unit 4	$4,213	297%	278%	241%	278%
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk

Our interest rate risk results primarily from our variable rate indebtedness under our ABL Facility and our cash and cash equivalents balance. Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”), a Term SOFR, or at the Canadian Prime Rate, plus an applicable margin. The Term SOFR rate, whether for one-month or three-month tenor, is provided by a third party as defined in the ABL Facility ("Term SOFR Administrator"). The Term SOFR Administrator publishes a daily set of forward-looking interest rates for various tenors, provided that the Term SOFR cannot be below zero. The Base Rate is defined as a fluctuating interest rate equal to the greater of: (i) rate of interest announced by Bank of Montreal from time to time as its prime rate; (ii) the U.S. federal funds rate plus 0.50%; (iii) Term SOFR for one month period plus 1.00%; and (iv) 1.00%. Depending on the amount of average availability, the applicable margin is between 1.00% to 1.50% for Base Rate and Canadian Prime Rate borrowings, which includes either U.S. or Canadian prime rate, and between 2.00% and 2.50% for Term SOFR borrowings. As of June 30, 2025, no amounts were drawn on the credit facility. We also invest certain cash balances in highly liquid instruments classified as cash equivalents on our balance sheet, which generally earn interest income based upon prevailing interest rates. As of June 30, 2025, we held cash and cash equivalents, including restricted cash, of $249.6 million. At June 30, 2025, a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest income by approximately $2.5 million per year.
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
Management has not entered into derivative instruments to hedge foreign currency risk, but periodically evaluates the materiality of our foreign currency exposure. To mitigate our risk, on occasion we convert Canadian Dollar balances into U.S. Dollars to settle U.S. Dollar amounts owed by our Canadian operations. A 10% unfavorable change in the Canadian Dollar against the U.S. Dollar would not have had a material impact on our financial results for the fiscal year ended June 30, 2025.
Commodity Price Risk
We have no direct commodity exposure, but we do have exposure to materials derived from certain commodities including steel plate, steel pipe, and copper, which are key materials we use. We mitigate risks associated with these exposures primarily by procuring materials upon contract execution to ensure that our purchase price approximates the costs included in the project estimate, and also by negotiating contract provisions that mitigate our exposure to fluctuations in materials costs. We have been proactive with managing our procurement processes to help reduce the impacts of rising materials prices on our business and to help ensure we continue to have the materials we need available. However, rising prices and the potential for materials shortages have created additional risk in bidding and executing work profitably.

Item 8. Financial Statements and Supplementary Data

Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2025, June 30, 2024 and June 30, 2023 immediately following Notes to Consolidated Financial Statements. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of June 30, 2025 was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting is included herein.

/s/ John R. Hewitt	/s/ Kevin S. Cavanah
John R. Hewitt	Kevin S. Cavanah
President and Chief Executive Officer	Vice President and Chief Financial Officer

September 10, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Matrix Service Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Matrix Service Company and subsidiaries (the “Company”) as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025 based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2025, of the Company and our report dated September 10, 2025, expressed an unqualified opinion on those financial statements.
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
September 10, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Matrix Service Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Matrix Service Company and subsidiaries (the "Company") as of June 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders' equity for each of the three years in the period ended June 30, 2025 and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2025 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company enters into contracts with customers to provide engineering, procurement, and fabrication and construction services, usually provided in association with capital projects, which commonly are fixed price contracts and are billed based on project milestones. Revenue on performance obligations associated with fixed-price contracts is recognized over time since these services create or enhance assets the customer controls as they are being created or enhanced. The Company measures progress of satisfying these performance obligations by using the percentage-of-completion method, which is based on costs incurred to date compared to the total estimated costs at completion. Due to the nature of work left to be performed on many of the Company’s contracts, the estimation of total cost at completion for fixed price contracts is complex, subject to many variables and requires significant judgment. For the fiscal year ended June 30, 2025, revenue totaled $769.3 million, of which $560.7 million related to fixed-price contracts.

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
The Company performed an annual goodwill impairment test as of May 31, 2025, which resulted in no impairment in 2025. Two reporting units with a combined total of $16.6 million of goodwill as of June 30, 2025 were at higher risk of future impairment and their estimated fair values exceed their carrying values by 8% and 37%, respectively. The Company’s total goodwill was $29.0 million as of June 30, 2025.
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
September 10, 2025

We have served as the Company's auditor since 2006.

Matrix Service Company
Consolidated Statements of Income
(In thousands, except per share data)

	Fiscal Years Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Revenue	$769,286	$728,213	$795,020
Cost of revenue	729,609	687,740	764,200
Gross profit	39,677	40,473	30,820
Selling, general and administrative expenses	71,173	70,085	68,249
Goodwill impairment	—	—	12,316
Restructuring costs	3,572	501	3,142
Operating loss	(35,068)	(30,113)	(52,887)
Other income (expense):
Interest expense	(518)	(1,130)	(2,024)
Interest income	6,652	1,339	290
Other (Note 3)	(64)	4,892	1,860
Loss before income tax expense (benefit)	(28,998)	(25,012)	(52,761)
Provision (benefit) for federal, state and foreign income taxes	464	(36)	(400)
Net loss	$(29,462)	$(24,976)	$(52,361)

Basic loss per common share	$(1.06)	$(0.91)	$(1.94)
Diluted loss per common share	$(1.06)	$(0.91)	$(1.94)
Weighted average common shares outstanding:
Basic	27,769	27,379	26,988
Diluted	27,769	27,379	26,988

See accompanying notes

Matrix Service Company
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal Years Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Net loss	$(29,462)	$(24,976)	$(52,361)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	132	(766)	(594)
Comprehensive loss	$(29,330)	$(25,742)	$(52,955)

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets
(In thousands)

	June 30, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$224,641	$115,615
Accounts receivable, net of allowance for credit losses	154,994	138,987
Costs and estimated earnings in excess of billings on uncompleted contracts	29,764	33,893
Inventories	5,917	8,839
Income taxes receivable	110	180
Prepaid expenses and other current assets	4,347	4,077
Total current assets	419,773	301,591
Restricted cash	25,000	25,000
Property, plant and equipment, net	42,097	43,498
Operating lease right-of-use assets	17,827	19,150
Goodwill	29,047	29,023
Other intangible assets, net of accumulated amortization	555	1,651
Other assets, non-current (Note 2)	65,957	31,438
Total assets	$600,256	$451,351

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets (continued)
(In thousands, except share data)

	June 30, 2025	June 30, 2024
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$80,453	$65,629
Billings on uncompleted contracts in excess of costs and estimated earnings	323,593	171,308
Accrued wages and benefits	18,961	15,878
Accrued insurance	5,310	4,605
Operating lease liabilities	4,441	3,739
Other accrued expenses	3,617	3,956
Total current liabilities	436,375	265,115
Deferred income taxes	25	25
Operating lease liabilities	16,986	19,156
Other liabilities, non-current	4,154	2,873
Total liabilities	457,540	287,169
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock—0.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of June 30, 2025 and June 30, 2024; 27,610,486 and 27,308,795 shares outstanding as of June 30, 2025 and June 30, 2024, respectively	279	279
Additional paid-in capital	149,969	145,580
Retained earnings	4,479	33,941
Accumulated other comprehensive loss	(9,403)	(9,535)
Treasury stock, at cost — 277,731 and 579,422 shares as of June 30, 2025 and June 30, 2024, respectively	(2,608)	(6,083)
Total stockholders' equity	142,716	164,182
Total liabilities and stockholders’ equity	$600,256	$451,351
See accompanying notes

Matrix Service Company
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Years Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Operating activities:
Net loss	$(29,462)	$(24,976)	$(52,361)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation and amortization	10,012	11,023	13,694
Goodwill impairment	—	—	12,316
Stock-based compensation expense	8,904	7,745	6,791
Loss (gain) on disposal of property, plant and equipment (Note 3)	8	(4,923)	(2,841)
Other	234	1,362	147
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable, net of allowance for credit losses	(48,796)	(12,077)	8,663
Costs and estimated earnings in excess of billings on uncompleted contracts	4,129	10,995	(136)
Inventories	2,922	(1,402)	2,506
Other assets and liabilities	(2,309)	3,897	10,538
Accounts payable	14,814	(10,385)	1,210
Billings on uncompleted contracts in excess of costs and estimated earnings	152,285	85,872	20,330
Accrued expenses	4,730	5,440	(10,610)
Net cash provided by operating activities	117,471	72,571	10,247
Investing activities:
Capital expenditures	(7,685)	(6,994)	(9,009)
Proceeds from sales of property, plant and equipment (Note 3)	240	6,049	6,466
Net cash used by investing activities	(7,445)	(945)	(2,543)
Financing activities:
Advances under asset-backed credit facility	—	10,000	10,000
Repayments of advances under asset-backed credit facility	—	(20,000)	(15,000)
Payment of debt amendment fees	—	(100)	—
Proceeds from issuance of common stock under employee stock purchase plan	195	184	252
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(1,235)	(456)	(310)
Net cash used by financing activities	(1,040)	(10,372)	(5,058)
Effect of exchange rate changes on cash	40	(451)	(205)
Net increase in cash and cash equivalents	109,026	60,803	2,441
Cash, cash equivalents, and restricted cash, beginning of period (Note 1)	140,615	79,812	77,371
Cash, cash equivalents, and restricted cash, end of period (Note 1)	$249,641	$140,615	$79,812
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$328	$(165)	$(13,337)
Interest	$395	$880	$2,093
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$130	$140	$104
See accompanying notes

Matrix Service Company
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
June 30, 2022	27,888,217	$279	$139,854	$111,278	$(8,175)	1,097,703	$(15,530)	$227,706
Net loss	—	—	—	(52,361)	—	—	—	(52,361)
Other comprehensive loss	—	—	—	—	(594)	—	—	(594)
Issuance of restricted stock	—		(5,150)	—	—	(259,529)	5,150	—
Treasury shares sold to employee stock purchase plan	—	—	(685)	—	—	(50,139)	937	252
Treasury shares repurchased to satisfy tax withholding obligations	—	—	—	—	—	52,864	(310)	(310)
Stock-based compensation expense	—	—	6,791	—	—	—	—	6,791
June 30, 2023	27,888,217	279	140,810	58,917	(8,769)	840,899	(9,753)	181,484
Net loss	—	—	—	(24,976)	—	—	—	(24,976)
Other comprehensive loss	—	—	—	—	(766)	—	—	(766)
Issuance of restricted stock	—	—	(3,868)	—	—	(297,026)	3,868	—
Treasury shares sold to employee stock purchase plan	—	—	(74)	—	—	(19,775)	258	184
Treasury shares repurchased to satisfy tax withholding obligations	—	—	—	—	—	55,324	(456)	(456)
Stock-based compensation expense	—	—	7,745	—	—	—	—	7,745
Modification of liability-classified awards (Note 10)	—	—	967	—	—	—	—	967
June 30, 2024	27,888,217	$279	$145,580	$33,941	$(9,535)	579,422	$(6,083)	$164,182
Net loss	—	—	—	(29,462)	—	—	—	(29,462)
Other comprehensive income	—	—	—	—	132	—	—	132
Issuance of restricted stock	—	—	(4,537)	—	—	(408,406)	4,537	—
Treasury shares sold to employee stock purchase plan	—	—	22	—	—	(17,148)	173	195
Treasury shares repurchased to satisfy tax withholding obligations	—	—	—	—	—	123,863	(1,235)	(1,235)
Stock-based compensation expense	—	—	8,904	—	—	—	—	8,904
June 30, 2025	27,888,217	$279	$149,969	$4,479	$(9,403)	277,731	$(2,608)	$142,716
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
Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We believe the most significant estimates and judgments are associated with revenue recognition, the recoverability tests that must be periodically performed with respect to our goodwill and other intangible assets, deferred tax assets, and the estimation of loss contingencies, including liabilities associated with litigation. Actual results could materially differ from those estimates.
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
Cash, Cash Equivalents and Restricted Cash
We include as cash equivalents all investments with original maturities of three months or less which are readily convertible into cash. We have cash on deposit at June 30, 2025 with banks in the United States, Canada, South Korea and Australia in excess of Federal Deposit Insurance Corporation ("FDIC"), Canada Deposit Insurance Corporation ("CDIC"), Korea Deposit Insurance Corporation ("KDIC") and Financial Claims Scheme ("FCS") protection limits, respectively. The United States Dollar equivalent of Canadian, South Korean and Australian deposits totaled $5.9 million as of June 30, 2025.
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

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$224,641	$115,615
Restricted cash	25,000	25,000
Total cash, cash equivalents and restricted cash	$249,641	$140,615
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
Retentions
Some of our large construction projects may require security in the form of significant retentions. Contract retention represents an unconditional right to cash that is normally held by the customer until a certain time has passed, which is generally marked by certain contractual milestones, typically at or near the end of a project. Contract retentions expected to be collected within

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
one year are included within Accounts Receivable in the Consolidated Balance Sheets. Contract retentions collectible beyond one year are included in Other assets, non-current.
Loss Contingencies
Various legal actions, claims and other contingencies arise in the normal course of our business. Contingencies are recorded in the consolidated financial statements, or are otherwise disclosed, in accordance with ASC 450-20, “Loss Contingencies”. Specific reserves are provided for loss contingencies to the extent we conclude that a loss is both probable and estimable. We use a case-by-case evaluation of the underlying data and update our evaluation as further information becomes known. Costs incurred for litigation are expensed as incurred.
Inventories
Inventories consist primarily of steel plate and pipe and aluminum coil and extrusions. Cost is determined primarily using the average cost method and inventories are stated at the lower of cost or net realizable value.
Property, Plant and Equipment
Property, plant and equipment consists primarily of construction equipment and are recorded at cost. See Note 3 - Property, Plant and Equipment for more information.
Capitalization Policy
Expenditures that materially extend the useful life, increase capacity, or improve the efficiency of an asset are capitalized, and routine maintenance and repairs are expensed as incurred. Assets not yet placed into service are included in construction in progress and are not depreciated until placed into service.
Depreciation
Depreciation is calculated using the straight-line method over the following ranges of estimated useful service lives, in years:

Estimated Useful Service Lives
(years)
Buildings	40
Construction equipment	3-15
Transportation equipment	3-5
Office equipment and software	3-10
Leasehold Improvements	Shorter of lease term or useful life
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
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
Accounting Standards Adopted in 2025
The Company adopted FASB ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) retrospectively as of and for the year ended June 30, 2025. ASU 2023-07, which was issued to enhance segment reporting disclosures, requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, as well as disclosure of the total amount and description of other segment items by reportable segment. This ASU also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. Under ASU 2023-07, the disclosures that are currently required on an annual basis under Topic 280, Segment Reporting, pertaining to reportable segment profit or loss and assets will also be required for interim periods. The Company has determined that the effects of adopting this ASU only impacted its disclosures and the adoption of ASU 2023-07 did not have a material effect on its consolidated financial statements, results of its operations or cash flows. See Note 13 - Segments and Related Information for additional information.
Accounting Standards Not Yet Adopted
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
Other accounting pronouncements issued but not effective until after June 30, 2025 are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
Note 2 – Revenue

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Remaining Performance Obligations
We had $1.0 billion of remaining performance obligations yet to be satisfied as of June 30, 2025. We expect to recognize approximately $582.3 million of our remaining performance obligations as revenue within the next twelve months.
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

	June 30, 2025	June 30, 2024	Change
	(In thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$29,764	$33,893	$(4,129)
Billings on uncompleted contracts in excess of costs and estimated earnings	(323,593)	(171,308)	(152,285)
Net contract liabilities	$(293,829)	$(137,415)	$(156,414)
The difference between the beginning and ending balances of our CIE and BIE primarily results from the timing of revenue recognized relative to its billings. The amount of revenue recognized during the fiscal year ended June 30, 2025 that was included in the prior period BIE balance was $168.5 million.
Progress billings in accounts receivable at June 30, 2025 and June 30, 2024 included retentions to be collected within one year of $29.0 million and $11.6 million, respectively. Contract retentions collectable beyond one year are included in Other assets, non-current in the Consolidated Balance Sheets and totaled $61.5 million and $28.6 million as of June 30, 2025 and June 30, 2024, respectively.
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $11.4 million and $9.9 million at June 30, 2025 and 2024, respectively. The amounts ultimately realized may be different than the recorded amounts resulting in adjustments to future earnings. Generally we expect collection of amounts related to unpriced change orders and claims within twelve months. However, customers may not pay these amounts until final resolution of related claims, which may extend beyond one year.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 13 - Segment Information. The following series of tables presents revenue disaggregated by geographic area where the work was performed and by contract type:

Geographic Disaggregation:

	Fiscal Years Ended
	June 30, 2025	June 30, 2024	June 30, 2023
	(In thousands)
United States	$719,388	$662,449	$720,140
Canada	41,228	56,420	61,691
Other international	8,670	9,344	13,189
Total Revenue	$769,286	$728,213	$795,020

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Contract Type Disaggregation:

	Fiscal Years Ended
	June 30, 2025	June 30, 2024	June 30, 2023
	(In thousands)
Fixed-price contracts	$560,717	$455,548	$419,426
Time and materials and other cost reimbursable contracts	208,569	272,665	375,594
Total Revenue	$769,286	$728,213	$795,020
Revisions in Estimates
We recognize changes in contract estimates on a cumulative catch-up basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior period. Changes in contract estimates may also result in the reversal of previously recognized revenue if the current estimate differs from the previous estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the period it is identified.
During fiscal 2025, lower than anticipated labor productivity on a crude terminal project in the Storage and Terminal Solutions segment resulted in a $5.1 million reduction of gross profit during the fiscal year. This project was completed in early fiscal 2026. Additionally, we lowered our recovery expectations on a legacy project completed in fiscal 2021 that is currently in arbitration which resulted in $6.4 million reduction in revenue.
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
Note 3—Property, Plant and Equipment
The following table presents the components of our property, plant and equipment, net at June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
	(In thousands)
Property, plant and equipment
Land and buildings	$38,158	$32,610
Construction equipment	78,395	76,603
Transportation equipment	38,362	41,075
Office equipment and software	30,590	34,154
Finance Lease	32	33
Construction in progress	2,869	4,948
Total property, plant and equipment	188,406	189,423
Accumulated depreciation	(146,309)	(145,925)
Property, plant and equipment, net	$42,097	$43,498
During fiscal 2024, we sold a previously utilized facility in Burlington, Ontario for $2.7 million in net proceeds, which resulted in a gain of $2.5 million. We closed this previously utilized facility because it was no longer strategic to the future of the business.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
During fiscal 2024, we also sold a facility in Catoosa, Oklahoma for $2.7 million in net proceeds, which resulted in a gain of $2.0 million. The facility was previously utilized for our industrial cleaning business, which was sold in fiscal 2023. The gains from these asset sales were included in Other income in the Consolidated Statements of Income.
During fiscal 2024, we purchased a facility in Bakersfield, California for $4.1 million to replace a facility that was being leased.
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
Depreciation expense totaled $8.9 million, $9.6 million, and $12.0 million in fiscal 2025, 2024 and 2023, respectively.
Note 4—Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Total
	(In thousands)
Net balance at June 30, 2022	$19,445	$4,263	$18,427	$42,135
Goodwill impairment	—	—	(12,316)	(12,316)
Disposal of business(2)	—	—	(627)	(627)
Translation adjustment(1)	(48)	(24)	—	(72)
Net balance at June 30, 2023	19,397	4,239	5,484	29,120
Translation adjustment(1)	(64)	(33)	—	(97)
Net balance at June 30, 2024	19,333	4,206	5,484	29,023
Translation adjustment(1)	16	8	—	24
Net balance at June 30, 2025	$19,349	$4,214	$5,484	$29,047

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

We performed our annual goodwill impairment test as of May 31, 2025, which resulted in no impairment. The fiscal 2025 test indicated that two reporting units with a combined total of $16.6 million of goodwill as of June 30, 2025 were at higher risk of future impairment. If our view of project opportunities or gross margins deteriorates, particularly for the higher risk reporting units, then we may be required to record an impairment of goodwill. The estimated fair value of each reporting unit was derived by utilizing a discounted cash flow analysis and market multiples of projected EBITDA. EBITDA is defined as earnings before interest expense, interest income, taxes, depreciation and amortization. The key assumptions used are described in Note 1 - Summary of Significant Accounting Policies.

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		June 30, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10	$130	$(122)	$8
Customer based	9 to 15	11,144	(10,597)	547
Total other intangible assets		$11,274	$(10,719)	$555

		June 30, 2024
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10	$130	$(109)	$21
Customer based(1)	9 to 15	11,144	(9,514)	1,630
Total other intangible assets		$11,274	$(9,623)	$1,651

(1)Intangible assets have been adjusted in fiscal 2024 to remove $4.4 million of intangible assets that have been fully amortized.

Amortization expense totaled $1.1 million, $1.4 million, and $1.7 million in fiscal 2025, 2024, and 2023, respectively.
The remaining net book value of intangible assets of $0.6 million will be amortized in fiscal 2026.
Note 5—Debt
On September 9, 2021, the Company and our primary U.S. and Canada operating subsidiaries entered into an asset-based credit agreement, which was most recently amended on August 22, 2025 (as amended, the "ABL Facility"), with Bank of Montreal, as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer. The maximum amount of loans under the ABL Facility is limited to $90.0 million. The ABL Facility's available borrowings may be increased by an amount not to exceed $15.0 million, subject to certain conditions, including obtaining additional commitments. The ABL Facility is intended to be used for working capital, capital expenditures, issuances of letters of credit and other lawful purposes. Our obligations under the ABL Facility are guaranteed by substantially all of our U.S. and Canadian subsidiaries and are secured by a first lien on all our assets under the ABL Facility. The ABL Facility matures, and any outstanding amounts become due and payable, on September 9, 2029.
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The borrowing base is recalculated on a monthly basis and at June 30, 2025, our borrowing base was $64.6 million. During 2025, the Company had no outstanding borrowings under the ABL Facility. The Company had $4.8 million in letters of credit outstanding as of June 30, 2025, which resulted in availability of $59.8 million under the ABL Facility. Our borrowing base has ranged from $57.8 million to $73.8 million during fiscal 2025.
Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”), an Term Secured Overnight Financing Rate ("Term SOFR"), or at the Canadian Prime Rate, plus an applicable margin. The Term SOFR rate, whether for one-month or three-month tenor, is provided by a third party

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
defined in the ABL Facility ("Term SOFR Administrator"). The Term SOFR Administrator publishes a daily set of forward-looking interest rates for various tenors, provided that the Term SOFR cannot be below zero. The Base Rate is defined as a fluctuating interest rate equal to the greater of: (i) rate of interest announced by Bank of Montreal from time to time as its prime rate; (ii) the U.S. federal funds rate plus 0.50%; (iii) Term SOFR for one month period plus 1.00%; and (iv) 1.00%. Depending on the amount of average availability, the applicable margin is between 1.00% to 1.50% for Base Rate and Canadian Prime Rate borrowings, which includes either U.S. or Canadian prime rate, and between 2.00% and 2.50% for Term SOFR borrowings. Interest is payable either (i) monthly for Base Rate or Canadian Prime Rate borrowings or (ii) the last day of the interest period for Term SOFR borrowings, as set forth in the ABL Facility. The fee for undrawn amounts is 0.25% per annum and is due quarterly.
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that limit our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $13.5 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We were in compliance with all covenants of the ABL Facility as of June 30, 2025.
Note 6—Income Taxes

Sources of Pretax Income (Loss)	Fiscal Years Ended
	June 30, 2025	June 30, 2024	June 30, 2023
	(In thousands)
Domestic	$(26,917)	$(27,119)	$(52,636)
Foreign	(2,081)	2,107	(125)
Total	$(28,998)	$(25,012)	$(52,761)

Components of the Provision for Income Tax Expense (Benefit)	Fiscal Years Ended
	June 30, 2025	June 30, 2024	June 30, 2023
	(In thousands)
Current:
Federal	$91	$(80)	$(369)
State	354	44	(31)
Foreign	19	—	—
Current Total	464	(36)	(400)
Deferred Total	—	—	—
Total	$464	$(36)	$(400)

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Reconciliation Between the Expected Income Tax Provision Applying the Domestic Federal Statutory Tax Rate and the Reported Income Tax Provision	Fiscal Years Ended
	June 30, 2025	June 30, 2024	June 30, 2023
	(In thousands)
Expected benefit for federal income taxes at the statutory rate	$(6,089)	$(5,253)	$(11,080)
State income taxes, net of federal benefit	(716)	(2,065)	(2,320)
Charges without tax benefit, net of non-taxable income	1,042	384	358
Change in valuation allowance(1)	6,472	8,542	12,595
Excess tax expense (benefit) on stock-based compensation	1,063	(61)	1,216
Research and development and other tax credits	(952)	(1,299)	(1,175)
Foreign tax differential	88	388	50
Change in uncertain tax positions	—	(81)	(90)
Other	(444)	(591)	46
Provision (benefit) for federal, state and foreign income taxes	$464	$(36)	$(400)

(1)Due to the existence of a cumulative loss over a three-year period, we recorded a full valuation allowance against our deferred tax assets in fiscal 2022 and recorded additional valuation allowances against newly generated deferred tax assets in fiscal 2023, 2024, and 2025. These assets are primarily comprised of federal net operating losses, which have an indefinite carryforward, federal tax credits and state net operating losses. To the extent we generate taxable income in the future, or cumulative losses are no longer present and our future projections for growth or tax planning strategies are demonstrated, we will realize the benefit associated with the net operating losses for which the valuation allowance has been provided.
Significant Components of our Deferred Tax Assets and Liabilities

	June 30, 2025	June 30, 2024
	(In thousands)
Deferred tax assets:
Accruals and reserves	$2,267	$283
Bad debt reserve	65	52
Insurance reserve	971	941
Net operating loss benefit and credit carryforwards	32,043	29,626
Accrued compensation and pension	1,487	1,273
Stock compensation expense on nonvested restricted stock units	3,353	3,438
Book over tax amortization	4,033	5,607
Research and development capitalization	14,882	12,425
Foreign currency translation and other	1,271	1,324
Total deferred tax assets	60,372	54,969
Valuation allowance	(55,973)	(49,434)
Deferred tax assets, net	4,399	5,535
Deferred tax liabilities:
Tax over book depreciation	3,920	5,081
Other	504	479
Total deferred tax liabilities	4,424	5,560
Net deferred tax liability	$(25)	$(25)

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Valuation Allowance
We recorded a valuation allowance on our deferred tax assets due to the existence of a cumulative loss over a three-year period. We will continue to place valuation allowances on newly generated deferred tax assets. We will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided as we generate taxable income.
Operating Loss and Tax Credit Carryforwards
We have net operating loss carryforwards and tax credit carryforwards in federal, state and foreign jurisdictions. The valuation allowance at June 30, 2025 and June 30, 2024 reduces the recognized tax benefit of these carryforwards to an amount that is more likely than not to be realized. The gross carryforwards will generally expire as shown below for each jurisdiction:

Operating Loss and Tax Credit Carryforwards	Expiration Period	Amount (in thousands)
Federal net operating loss	Indefinite	$41,388
Federal tax credits	June 2041 to June 2045	$6,056
Federal foreign tax credits	June 2035	$16
State net operating losses	June 2026 to indefinite	$120,732
State tax credits	June 2033 to indefinite	$641
Foreign net operating losses	June 2029 to June 2045	$34,117
Foreign tax credits	June 2035 to June 2045	$701

Other
In general, it is our practice and intention to reinvest the earnings of our foreign subsidiaries in our foreign operations. We do not provide for outside basis differences under the indefinite reinvestment assertion of ASC 740-30.
We file tax returns in multiple domestic and foreign taxing jurisdictions. With a few exceptions, we are no longer subject to examination by taxing authorities through fiscal 2020. At June 30, 2025, we updated our evaluation of our open tax years in all known jurisdictions. As of June 30, 2025, we have a $0.1 million liability for unrecognized tax positions and the payment of related interest and penalties. We treat the related interest and penalties as income tax expense. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.
On July 4, 2025, a budget and reconciliation package commonly known as the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Under United States GAAP, changes in tax law are accounted for in the period of enactment, our fiscal 2026. OBBBA is not expected to have a material impact on our fiscal 2026 financial statements due to our valuation allowance. We expect to benefit primarily from changes which include the immediate expensing of United States research and development expenditures and 100 percent bonus depreciation for certain capital expenditures.
Note 7—Commitments and Contingencies

We are party to various legal actions, claims and other contingencies that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged workers’ compensation claims, personal injury claims, and contract disputes, some of which may be subject to certain insurance coverage. With respect to all such matters, we record a loss when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible.
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
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
In January 2021, we achieved mechanical completion on a crude oil storage project. On April 1, 2022, we filed an arbitration demand against Keyera Energy, Inc. in an effort to collect outstanding balances of $32.7 million related to the project. In response, on June 2, 2022, the customer filed counterclaims seeking $20.0 million, which included liquidated damages and damages with respect to miscellaneous warranty items. On October 31, 2022, the customer amended its counterclaim claiming damages in a range of $18.8 million to $36.0 million, which included estimated amounts for “potential future costs.” In July 2024, the customer filed a second amended counterclaim which significantly increased the amount of alleged damages up to $97.9 million. As part of the arbitration process, our claim amount was specified at $24.5 million and Keyera's counterclaim was reduced to $72.9 million. We believe we have substantial legal and contractual defenses to the claims presented, many of which are expressly disallowed per the contract. Additionally, in the event we are found liable for a portion of the alleged damages, they may be subject to certain insurance coverages. Arbitration proceedings were held in August 2025. Following submission of post-hearing briefs, the arbitration hearing will be closed and awaiting a decision by the arbitrator, which is expected in fiscal 2026.
During fiscal 2023, we completed construction services on a time and materials basis for a customer at a mining and minerals facility. In late fiscal 2023, after numerous attempts to collect outstanding receivables, we filed a notice of default for lack of payment of outstanding balances, and in early fiscal 2024, we filed a lien on the facility. The customer, 5E Boron Americas, LLC, responded by commencing litigation against us on July 17, 2023 in the United States District Court for the Central District of California, Eastern Division (5E Boron Americas, LLC v. Matrix Service Inc., Case No. 5:23-cv-01396-AB(DTBx)), alleging breach of contract and breach of express warranty. We denied all claims and filed a countersuit against the customer for failure to pay amounts due of $5.6 million. Based on the current trial schedule, we anticipate this matter will be resolved in calendar year 2026.
We believe we have set appropriate reserves based on our evaluation of the possible outcomes for the matters described above. However, the results of litigation are inherently unpredictable, and the possibility exists that the ultimate resolution of one or more of these matters could result in a material effect on our financial position, results of operations or liquidity. We and our subsidiaries are participants in various other legal actions; however, assessing the eventual outcome of litigation involves forward-looking speculation as to judgment being made by arbitrators, judges, juries and appellate courts in the future. Based upon information presently available, and in light of legal and other factual defenses available to the Company, management does not believe that such other known legal actions will have a material adverse effect on our financial position, results of operations or liquidity.
Note 8— Leases

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
We enter into lease arrangements for real estate, construction equipment and information technology equipment in the normal course of business. Real estate leases accounted for most of our right-of-use assets as of June 30, 2025. Most real estate and information technology equipment leases generally have fixed payments that follow an agreed upon payment schedule and have remaining lease terms ranging from less than a year to 11 years. Construction equipment leases generally have "month-to-month" lease terms that automatically renew as long as the equipment remains in use.
The components of lease expense in the Consolidated Statements of Income are as follows:

		Fiscal Years Ended
		June 30, 2025	June 30, 2024	June 30, 2023
Lease expense	Location of Expense in Consolidated Statements of Income	(in thousands)
Operating lease expense	Cost of revenue and selling, general and administrative expenses	$5,167	$5,994	$6,635
Short-term lease expense(1)	Cost of revenue	20,932	21,414	29,598
Total lease expense		$26,099	$27,408	$36,233

(1)Primarily represents the lease expense of construction equipment that is subject to month-to-month rental agreements with expected rental durations of less than one year.

The future undiscounted lease payments, as reconciled to the discounted operating lease liabilities presented in our Consolidated Balance Sheets, were as follows:

June 30, 2025
Maturity Analysis:	(in thousands)
Fiscal 2026	$5,848
Fiscal 2027	5,501
Fiscal 2028	4,602
Fiscal 2029	3,815
Fiscal 2030	2,800
Thereafter	3,357
Total future operating lease payments	25,923
Imputed interest	(4,496)
Net present value of future lease payments	21,427
Less: current portion of operating lease liabilities	4,441
Non-current operating lease liabilities	$16,986

The following is a summary of the weighted average remaining operating lease and term and weighted average discount rate:

	Fiscal Years Ended
	June 30, 2025	June 30, 2024
	(in thousands)
Weighted-average remaining lease term (in years)	5.2 years	6.1 years
Weighted-average discount rate	6.7%	6.3%

Cash flow information related to leases is as follows:

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

	Fiscal Years Ended
	June 30, 2025	June 30, 2024	June 30, 2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments	$5,444	$5,761	$6,618
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2,490	$1,956	$5,383
Note 9—Stockholders’ Equity
Preferred Stock
We have 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at June 30, 2025 or June 30, 2024.
Stock Repurchase Program
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program in fiscal 2025. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant. There were 1,349,037 shares available for repurchase under the November 2018 Program as of June 30, 2025.
Treasury Shares
In addition to the stock buyback program, we may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s restricted stock units. We withheld 123,850, 55,324, and 52,864 shares of common stock during fiscal 2025, 2024, and 2023, respectively, to satisfy these obligations. These shares were returned to our pool of treasury shares. We have 277,731 treasury shares as of June 30, 2025 and intend to utilize these treasury shares in connection with equity awards under our incentive plans and for sales to the Employee Stock Purchase Plan.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Note 10—Stock-Based Compensation
Total stock-based compensation expense for the fiscal years ended June 30, 2025, June 30, 2024, and June 30, 2023 was $8.9 million, $7.7 million and $6.8 million, respectively. Measured but unrecognized stock-based compensation expense at 2025 was $7.8 million, all of which related to nonvested restricted stock units which are expected to be recognized as expense over a weighted average period of 1.6 years. We recognized excess tax expense (benefit) of $1.1 million, $(0.1) million, and $1.2 million related to stock-based compensation vesting for the fiscal years ended June 30, 2025, 2024, and 2023, respectively.
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
Awards totaling 3,975,000 shares have been authorized under the 2020 Plan, as amended. There were 2,090,258 shares available for grant under the amended 2020 Plan as of June 30, 2025.
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
Equity-settled time-based restricted stock unit activity for the fiscal year ended June 30, 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested shares at June 30, 2024	753,366	$8.31
Shares granted	357,496	10.20
Shares vested and released	(305,556)	8.85
Shares canceled	(45,325)	9.74
Nonvested shares at June 30, 2025	759,981	$8.89

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
There were 412,976 and 338,358 equity-settled time-based restricted stock units granted in fiscal 2024 and 2023 with weighted average grant date fair values of $8.51 and $5.77 per share, respectively. There were 297,026 and 259,529 equity-settled time-based restricted stock units that vested and were released in fiscal 2024 and 2023 with weighted average grant date fair values of $9.40 and $14.19 per share, respectively. There were 15,357 equity-settled time-based restricted stock units cancelled in 2023 with a weighted average grant date fair value of $9.55 per share.
Equity-settled market-based restricted stock unit activity for the fiscal year ended June 30, 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested shares at June 30, 2024	1,434,194	$12.27
Shares granted	468,351	11.49
Shares vested and released	(102,850)	16.19
Shares canceled	(274,363)	16.19
Nonvested shares at June 30, 2025	1,525,332	$11.06
There were 626,150 and 444,349 equity-settled market-based restricted stock units granted in fiscal 2024 and 2023 with weighted average grant date fair values of $12.83 and $8.01 per share, respectively. There were 329,489 and 198,660 equity-settled market-based restricted stock units cancelled in 2024 and 2023 with weighted average grant date fair values of $11.61 and $22.84 per share, respectively.
The grant date fair value of the time-based awards is determined by the market value of our common stock on the grant date. The grant date fair value of the market-based awards is calculated using a Monte Carlo model. For the fiscal 2025 grant, the model estimated the fair value of the award based on 100,000 simulations of the future prices of our common stock compared to the future prices of the common stock of its peer companies based on historical volatilities. The Monte Carlo simulation valuation methodology applied the following key inputs:

	2025	2024	2023
Valuation date price based on August 27, 2024, August 29, 2023, and August 30, 2022 closing stock prices of Matrix common stock	$9.74	$8.22	$5.78
Expected volatility(1)	57%	58%	71%
Risk-free interest rate	3.74%	4.61%	3.47%
Term in years	2.84	2.84	2.84

(1) The expected volatility inputs are based on historical volatility, which is based on the Company's closing prices over a period equivalent to the performance period

In the first quarter of fiscal 2024, due to an insufficient number of remaining shares available for issuance under the 2020 Plan, market-based awards granted in that period were subject to cash settlement upon vesting at the election of the board of directors, and the above-target payout portion of the awards were accounted for as liability awards. In the second quarter of fiscal 2024, stockholders approved an increase in the number of shares available for issuance under the 2020 Plan. In the fourth quarter of fiscal 2024, the compensation committee of the board of directors concluded the Company has the intent and ability to settle the entire market-based awards in equity, and therefore the grants became share-settled, equity-classified awards. The modification resulted in the elimination of the $1.0 million liability related to these awards, with a corresponding increase to additional paid-in capital, as presented on the Statements of Stockholders' Equity for the twelve months ended June 30, 2024.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Cash-Settled Restricted Stock Units
We granted 307,756, 360,030, and 251,575 cash-settled restricted stock units during fiscal years 2025, 2024 and 2023, respectively; with weighted average fair values of $3.1 million, $3.0 million, and $1.5 million, respectively. There were 255,110 and 165,109 shares vested and released in fiscal 2025 and 2024, respectively; with weighted average fair values of $2.2 million and $1.4 million, respectively. There were 45,325 shares cancelled in fiscal 2025 with a weighted average fair value of $0.4 million. There were no shares cancelled in fiscal 2024 and in fiscal 2023, 13,621 shares were cancelled with a weighted average fair value of $0.1 million.
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
We recognized $4.7 million, $5.0 million, and $1.3 million of expense in fiscal years 2025, 2024, and 2023, respectively, for cash-settled restricted stock units, which was included in selling, general and administrative expenses and cost of revenue in the Consolidated Statements of Income. As of June 30, 2025, the current portion of the liability for cash-settled restricted stock units was $3.4 million and is included in accrued wages and benefits in the Consolidated Balance Sheets. The non-current portion of the liability was $3.2 million and is included in other non-current liabilities in the Consolidated Balance Sheets.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Note 11—Earnings per Common Share
Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director nonvested restricted stock units. Nonvested restricted stock units are considered dilutive (antidilutive) whenever the average market value of the shares during the period exceeds (is less than) the sum of the related average unamortized compensation expense during the period. Nonvested restricted stock units are considered antidilutive in the event we report a net loss.

The computation of basic and diluted EPS is as follows:

	Fiscal Years Ended
	June 30, 2025	June 30, 2024	June 30, 2023
	(In thousands, except per share data)
Basic EPS:
Net loss	$(29,462)	$(24,976)	$(52,361)
Weighted average shares outstanding	27,769	27,379	26,988
Basic loss per share	$(1.06)	$(0.91)	$(1.94)
Diluted EPS:
Weighted average shares outstanding—basic	27,769	27,379	26,988
Diluted weighted average shares	27,769	27,379	26,988
Diluted loss per share	$(1.06)	$(0.91)	$(1.94)

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Fiscal Years Ended
	June 30, 2025	June 30, 2024	June 30, 2023
	(In thousands)
Nonvested restricted stock units	999	863	97
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
Our matching contributions were $5.0 million, $5.1 million and $5.3 million in fiscal years ended June 30, 2025, 2024, and 2023, respectively.
Multiemployer Pension Plans
We contribute to a number of multiemployer defined benefit pension plans in the U.S. and Canada under the terms of collective-bargaining agreements that cover our union-represented employees, who are represented by more than 100 local unions. The related collective-bargaining agreements between those organizations and us, which specify the rate at which we must contribute to the multi-employer defined pension plan, expire at different times between 2025 and 2029. Benefits under these plans are generally based on compensation levels and years of service.
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
Our participation in significant plans for the fiscal year ended June 30, 2025 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The zone status is based on the latest information that the Company received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are generally less than 80 percent funded, and plans in the green zone are generally at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending or Implemented	Company Contributions Fiscal Year			Surcharge Imposed
		2025	2024		2025	2024	2023
					(In thousands)
Boilermaker-Blacksmith National Pension Trust	48-6168020/001	Green	Red	Implemented	$6,267	$4,494	$5,284	Yes
National Electrical Benefit Fund, IBEW locals 71, 126, 488, and 1319	53-0181657/001	Green	Green	NA	2,199	2,666	3,437	No
		Contributions to other multiemployer plans			8,718	13,673	14,835
		Total contributions made			$17,184	$20,833	$23,556
Employee Stock Purchase Plan
The Matrix Service Company 2011 Employee Stock Purchase Plan (“ESPP”) was effective January 1, 2011. The ESPP allows employees to purchase shares through payroll deductions and members of the Board of Directors to purchase shares from amounts withheld from their cash retainers. Share purchases are limited to an aggregate market value of no greater than $60,000 per calendar year per participant and are purchased from us at the current market value with no discount to the participant. Contributions are with after tax earnings and are accumulated in non-interest bearing accounts for quarterly purchases of company stock. Upon the purchase of shares, the participants receive all stockholder rights including dividend and voting rights and are permitted to sell their shares at any time. We have made 1,000,000 shares available under the ESPP and as of June 30, 2025 there were 733,334 shares available for purchase. The ESPP can be terminated at any time at the discretion of the Board of Directors and will automatically terminate once the plan shares are exhausted. There were 17,148 shares issued in fiscal 2025, 19,775 shares in fiscal 2024, and 50,139 shares in fiscal 2023.
Note 13—Segment Information

We operate our business through a number of different operating subsidiaries, which are organized into three reportable segments based on the type of work performed and the markets serviced:
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
Our Chief Operating Decision Maker ("CODM") is our President and Chief Executive Officer, who regularly reviews operating and financial performance based on our segments. The Company's CODM uses segment operating income as the key metric in evaluating segment performance. The CODM uses this metric in the budget and forecasting processes. The CODM considers

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
budget-to-actual and forecast-to-actual variances when making decisions about allocating resources, including capital and personnel, to the segments.
We incur certain expenses at the corporate level that relate to our business as a whole. A portion of these expenses are allocated to our business segments. The balance of the corporate level expenses are reported in the "Corporate Selling, general and administrative expenses" line, which is primarily comprised of corporate facility expense, the cost of the executive management team, and other expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to any specific business segment, such as corporate human resources, legal, governance, compliance and finance functions. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). We eliminate intersegment sales; therefore, no intercompany profit or loss is recognized. Segment assets consist primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment, right-of-use lease assets, goodwill and other intangible assets. Corporate assets consist primarily of cash, restricted cash, prepaid expenses, corporate fixed assets, and corporate operating lease right-of-use assets.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

(In thousands)

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Fiscal Year Ended June 30, 2025
Total revenue (1)	$365,891	$248,691	$154,704	$—	$769,286
Cost of revenue	(351,236)	(231,776)	(145,794)	(803)	(729,609)
Gross profit (loss)	14,655	16,915	8,910	(803)	39,677
Selling, general and administrative expenses	23,538	12,363	8,293	26,979	71,173
Restructuring costs	323	718	138	2,393	3,572
Operating income (loss)	$(9,206)	$3,834	$479	$(30,175)	$(35,068)
(1) Total revenues are net of inter-segment revenues which are primarily Process and Industrial Facilities and were $2.1 million for the year ended June 30, 2025.
Capital expenditures	$3,516	$1,123	$1,454	$1,592	$7,685
Depreciation and amortization	$5,042	$3,119	$1,636	$215	$10,012

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Fiscal Year Ended June 30, 2024
Total revenue (1)	$276,800	$183,920	$266,260	$1,233	$728,213
Cost of revenue	(265,503)	(174,688)	(244,408)	(3,141)	(687,740)
Gross profit (loss)	11,297	9,232	21,852	(1,908)	40,473
Selling, general and administrative expenses	19,823	8,844	10,354	31,064	70,085
Restructuring costs	—	52	215	234	501
Operating income (loss)	$(8,526)	$336	$11,283	$(33,206)	$(30,113)
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and were $2.4 million for the year ended June 30, 2024.
Capital expenditures	$4,641	$581	$476	$1,296	$6,994
Depreciation and amortization	$4,958	$3,000	$2,840	$225	$11,023
	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Fiscal Year Ended June 30, 2023
Total revenue (1)	$255,693	$169,504	$369,823	$—	$795,020
Cost of revenue	(245,223)	(158,805)	(359,067)	(1,105)	(764,200)
Gross profit (loss)	10,470	10,699	10,756	(1,105)	30,820
Selling, general and administrative expenses	20,054	7,045	14,909	26,241	68,249
Goodwill impairment	—	—	12,316	—	12,316
Restructuring costs	969	37	972	1,164	3,142
Operating income (loss)	$(10,553)	$3,617	$(17,441)	$(28,510)	$(52,887)
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and were $5.6 million for the year ended June 30, 2023.
Capital expenditures	$1,406	$4,501	$2,775	$327	$9,009
Depreciation and amortization	$3,281	$3,465	$4,783	$2,165	$13,694

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Total Assets by Segment

	June 30, 2025	June 30, 2024
	(In thousands)
Storage and Terminal Solutions	$194,354	$138,529
Utility and Power Infrastructure	98,582	84,108
Process and Industrial Facilities	39,490	81,524
Corporate	267,830	147,190
Total Segment Assets	$600,256	$451,351
Geographical Disaggregation of Long-Lived Assets
The following table presents our long-lived tangible assets including property, plant and equipment, net, and operating right-of-use lease assets at June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
	(In thousands)
United States	$55,137	$57,520
Canada	1,150	1,368
Other international	3,637	3,760
Total Long-Lived Assets	$59,924	$62,648

Information about Significant Customers by Segment:

	Significant Customers as a Percentage of Segment Revenue
	Consolidated	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities
Fiscal Year ended June 30, 2025
Customer one	17.4%	0.7%	52.7%	—%
Customer two	10.5%	21.0%	1.6%	—%
Fiscal Year ended June 30, 2024
Customer three	10.5%	27.7%	—%	—%
Customer four	10.3%	—%	—%	28.2%
Fiscal Year ended June 30, 2023
Customer five	10.7%	—%	—%	22.9%
Note 14—Restructuring Costs
In the fourth quarter of fiscal 2025, we implemented an organizational restructuring plan to create a flatter, leaner organization by eliminating senior-level positions, streamlining our engineering and construction services, and decentralizing elements of our business development organization. As a result of this restructuring we incurred certain costs, consisting primarily of severance and other personnel-related costs, which totaled 3.6 million for fiscal year 2025. In the first quarter of fiscal 2026, we expanded this plan to further integrate our engineering and construction services, consolidate service lines, and close an under-performing office, among other changes. We incurred approximately $3.5 million of restructuring costs during the first quarter of fiscal 2026 associated with these actions.
In fiscal 2020, we initiated a business improvement plan to increase profitability and reduce our cost structure as a result of the effects of the COVID-19 pandemic and related market disruptions. Our restructuring efforts were substantially complete as of June 30, 2023.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Restructuring costs incurred for the fiscal 2020 plan are classified as follows:

		Since Inception of Business Improvement Plan
	June 30, 2023
	(in thousands)
Restructuring Costs by Type:
Severance and other personnel-related costs	$2,787	$18,202
Total facility costs	216	4,746
Total other intangible asset impairments	—	1,525
Other costs	139	582
Total restructuring costs	$3,142	$25,055

Matrix Service Company
Schedule II—Valuation and Qualifying Accounts
June 30, 2025, June 30, 2024, and June 30, 2023
(In thousands)

COL. A	COL. B	COL. C ADDITIONS		COL. D		COL. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts—Describe	Deductions—Describe		Balance at End of Period
Fiscal Year 2025
Deducted from asset accounts:
Allowance for credit losses	$201	$51	$—	$—		$252
Valuation allowance for deferred tax assets	49,434	6,472	67	—	(B)	55,973
Total	$49,635	$6,523	$67	$—		$56,225
Fiscal Year 2024
Deducted from asset accounts:
Allowance for credit losses	$1,061	$3	$—	$(863)	(A)	$201
Valuation allowance for deferred tax assets	41,060	8,542	—	(168)	(B)	49,434
Total	$42,121	$8,545	$—	$(1,031)		$49,635
Fiscal Year 2023
Deducted from asset accounts:
Allowance for credit losses	$1,320	$(88)	$—	$(171)	(A)	$1,061
Valuation allowance for deferred tax assets	28,615	12,595	—	(150)	(B)	41,060
Total	$29,935	$12,507	$—	$(321)		$42,121

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2025.
Management’s Report on Internal Control over Financial Reporting
See “Management’s Report on Internal Control over Financial Reporting” set forth in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes during the fourth quarter of fiscal 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On May 15, 2025, Mrs. Nancy E. Austin, our Vice President and Chief Administrative Officer, entered into a trading plan with her broker intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Securities and Exchange Act of 1934 ("Rule 10b5-1 Trading Plan"). The Rule 10b5-1 Trading Plan allows Mrs. Austin to sell up to 47,767 shares of Matrix Service Company common stock. Mrs. Austin's Rule 10b5-1 Trading Plan expires upon the earlier of May 14, 2026 or the date all trades pursuant to such trading plan are executed.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors and corporate governance is incorporated herein by reference to the sections entitled “Proposal Number 1: Election of Directors” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to our executive officers is incorporated herein by reference to the section entitled “Executive Officer Information” in the Proxy Statement.
We have adopted an insider trading policy and related procedures governing the purchase, sale and other dispositions of our securities by our directors, officers and employees, and have implemented related processes for the Company and its subsidiaries. We believe the insider trading policy is reasonably designed to promote compliance with applicable federal and state securities laws as well as applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19 to this report.
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

(2) Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II—Valuation and Qualifying Accounts June 30, 2025, June 30, 2024 and June 30, 2023, immediately following Notes to Consolidated Financial Statements. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

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

10.17
Fourth Amendment to Credit Agreement and Joinder dated August 22, 2025 by and among, Matrix Service Company and certain subsidiaries thereof, certain financial institutions as lenders, and Bank of Montreal, as administrative agent. (Exhibit 10.1 to the Company's Annual Report on Form 10-K filed September 10, 2025).

*19	Matrix Service Company Insider Trading Policy

*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CFO.

*95	Mine Safety Disclosure.

*97	Matrix Service Company Clawback Policy
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

+Management Contract or Compensatory Plan.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrix Service Company

Date : September 10, 2025	By:	/s/ John R. Hewitt
John R. Hewitt, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John D. Chandler	Chairman of the Board of Directors	September 10, 2025
John D. Chandler

/s/ John R. Hewitt	President, Chief Executive Officer and Director	September 10, 2025
John R. Hewitt	(Principal Executive Officer)

/s/ Kevin S. Cavanah	Vice President and Chief Financial Officer	September 10, 2025
Kevin S. Cavanah	(Principal Accounting and Principal Financial Officer)

/s/ Jose L. Bustamante	Director	September 10, 2025
Jose L. Bustamante

/s/ Martha Z. Carnes	Director	September 10, 2025
Martha Z. Carnes

/s/ Carlin G. Conner	Director	September 10, 2025
Carlin G. Conner

/s/ Liane K. Hinrichs	Director	September 10, 2025
Liane K. Hinrichs

/s/ James H. Miller	Director	September 10, 2025
James H. Miller