Form 10-Q
period 2025-09-30
MATRIX SERVICE CO
filed 2025-11-06
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2025 there were 28,124,527 shares of the Company's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30, 2025	September 30, 2024
Revenue	$211,884	$165,579
Cost of revenue	197,702	157,766
Gross profit	14,182	7,813
Selling, general and administrative expenses	16,334	18,580
Restructuring costs	3,348	—
Operating loss	(5,500)	(10,767)
Other income (expense):
Interest expense	(127)	(89)
Interest income	1,802	1,572
Other	231	61
Loss before income tax expense	(3,594)	(9,223)
Provision for federal, state and foreign income taxes	69	—
Net loss	$(3,663)	$(9,223)

Basic loss per common share	$(0.13)	$(0.33)
Diluted loss per common share	$(0.13)	$(0.33)
Weighted average common shares outstanding:
Basic	28,008	27,559
Diluted	28,008	27,559
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2025	September 30, 2024
Net loss	$(3,663)	$(9,223)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(528)	436
Comprehensive loss	$(4,191)	$(8,787)
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	September 30, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$192,307	$224,641
Accounts receivable, net of allowance for credit losses	160,344	154,994
Costs and estimated earnings in excess of billings on uncompleted contracts	37,912	29,764
Inventories	5,579	5,917
Income taxes receivable	75	110
Prepaid expenses and other current assets	14,195	4,347
Total current assets	410,412	419,773
Restricted cash	25,000	25,000
Property, plant and equipment, net	41,347	42,097
Operating lease right-of-use assets	15,827	17,827
Goodwill	28,978	29,047
Other intangible assets, net of accumulated amortization	281	555
Other assets, non-current (Note 2)	76,341	65,957
Total assets	$598,186	$600,256
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 30, 2025	June 30, 2025
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$98,199	$80,453
Billings on uncompleted contracts in excess of costs and estimated earnings	317,556	323,593
Accrued wages and benefits	15,409	18,961
Accrued insurance	4,711	5,310
Operating lease liabilities	4,458	4,441
Other accrued expenses	3,122	3,617
Total current liabilities	443,455	436,375
Deferred income taxes	24	25
Operating lease liabilities	15,902	16,986
Other liabilities, non-current	2,539	4,154
Total liabilities	461,920	457,540
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock — $0.01 par value; 60,000,000 shares authorized; 28,070,427 shares issued and outstanding at September 30, 2025; 27,888,217 shares issued at June 30, 2025 and 27,610,486 shares outstanding as of June 30, 2025;	281	279
Additional paid-in capital	145,100	149,969
Retained earnings	816	4,479
Accumulated other comprehensive loss	(9,931)	(9,403)
Treasury stock, at cost — 0 shares as of September 30, 2025 and 277,731 shares as of June 30, 2025;	—	(2,608)
Total stockholders' equity	136,266	142,716
Total liabilities and stockholders’ equity	$598,186	$600,256
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2025	September 30, 2024
Operating activities:
Net loss	$(3,663)	$(9,223)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	2,461	2,515
Stock-based compensation expense	1,921	2,311
Operating lease impairment due to restructuring	1,529	—
Loss (gain) on disposal of property, plant and equipment	(217)	68
Other	94	38
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable, net of allowance for credit losses	(15,083)	(5,110)
Costs and estimated earnings in excess of billings on uncompleted contracts	(8,148)	2,075
Inventories	338	1,331
Other assets and liabilities	(10,553)	(8,580)
Accounts payable	17,720	(3,903)
Billings on uncompleted contracts in excess of costs and estimated earnings	(6,037)	33,304
Accrued expenses	(6,261)	(2,908)
Net cash provided (used) by operating activities	(25,899)	11,918
Investing activities:
Capital expenditures	(2,011)	(1,944)
Proceeds from sale of property, plant and equipment	222	—
Net cash used by investing activities	(1,789)	(1,944)
Financing activities:
Payment of debt amendment fees	(149)	—
Proceeds from issuance of common stock under employee stock purchase plan	43	46
Payments related to tax withholding for stock-based compensation	(4,223)	(1,235)
Net cash used by financing activities	(4,329)	(1,189)
Effect of exchange rate changes on cash	(317)	210
Net increase (decrease) in cash and cash equivalents	(32,334)	8,995
Cash, cash equivalents and restricted cash, beginning of period	249,641	140,615
Cash, cash equivalents and restricted cash, end of period	$217,307	$149,610
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$34	$—
Interest	$131	$145
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$156	$197
 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
June 30, 2025	27,888,217	$279	$149,969	$4,479	$(9,403)	277,731	$(2,608)	$142,716
Net loss	—	—	—	(3,663)	—	—	—	(3,663)
Other comprehensive loss	—	—	—	—	(528)	—	—	(528)
Issuance of restricted stock	182,210	2	(6,805)	—	—	(274,578)	2,580	(4,223)
Treasury shares sold to Employee Stock Purchase Plan	—	—	15	—	—	(3,153)	28	43
Stock-based compensation expense	—	—	1,921	—	—	—	—	1,921
September 30, 2025	28,070,427	$281	$145,100	$816	$(9,931)	—	$—	$136,266

June 30, 2024	27,888,217	$279	$145,580	$33,941	$(9,535)	579,422	$(6,083)	$164,182
Net loss	—	—	—	(9,223)	—	—	—	(9,223)
Other comprehensive income	—	—	—	—	436	—	—	436
Issuance of restricted stock	—	—	(4,109)	—	—	(360,460)	4,109	—
Treasury shares sold to Employee Stock Purchase Plan	—	—	(17)	—	—	(4,797)	63	46
Treasury shares purchased to satisfy tax withholding obligations	—	—	—	—	—	123,850	(1,235)	(1,235)
Stock-based compensation expense	—	—	2,311	—	—	—	—	2,311
September 30, 2024	27,888,217	$279	$143,765	$24,718	$(9,099)	338,015	$(3,146)	$156,517

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2025, included in our Annual Report on Form 10-K. The results of operations for the three month period ended September 30, 2025 may not necessarily be indicative of the results of operations for the full year ending June 30, 2026.
Significant Accounting Policies
Our significant accounting policies are detailed in “Note 1 - Basis of Presentation and Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended June 30, 2025.

Accounting Standards Not Yet Adopted
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
Other accounting pronouncements issued but not effective until after September 30, 2025 are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
Note 2 – Revenue
Remaining Performance Obligations
We had $958.3 million of remaining performance obligations yet to be satisfied as of September 30, 2025. We expect to recognize $621.3 million of our remaining performance obligations as revenue within the next twelve months.

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

	September 30, 2025	June 30, 2025	Change
	(In thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$37,912	$29,764	$8,148
Billings on uncompleted contracts in excess of costs and estimated earnings	(317,556)	(323,593)	6,037
Net contract liabilities	$(279,644)	$(293,829)	$14,185
The difference between the beginning and ending balances of our CIE and BIE primarily results from the timing of revenue recognized relative to our billings. The amount of revenue recognized during the three months ended September 30, 2025 that was included in the June 30, 2025 BIE balance was $126.6 million.
Progress billings in accounts receivable at September 30, 2025 and June 30, 2025 included retentions to be collected within one year of $29.4 million and $29.0 million, respectively. Contract retentions collectible beyond one year are included in Other assets, non-current in the Condensed Consolidated Balance Sheets and totaled $71.3 million as of September 30, 2025 and $61.5 million as of June 30, 2025, respectively.
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $12.9 million at September 30, 2025 and $11.4 million at June 30, 2025. The amounts ultimately realized may be different than the recorded amounts resulting in adjustments to future earnings. Generally, we expect collection of amounts related to unpriced change orders and claims within twelve months. However, customers may not pay these amounts until final resolution of related claims, which may extend beyond one year.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 7 - Segment Information. The following series of tables presents revenue disaggregated by geographic area where the work was performed and by contract type:
Geographic Disaggregation:

	Three Months Ended
	September 30, 2025	September 30, 2024
	(In thousands)
United States	$198,991	$153,222
Canada	11,428	10,768
Other international	1,465	1,589
Total Revenue	$211,884	$165,579

Contract Type Disaggregation:

	Three Months Ended
	September 30, 2025	September 30, 2024
	(In thousands)
Fixed-price contracts	$164,530	$123,769
Time and materials and other cost reimbursable contracts	47,354	41,810
Total Revenue	$211,884	$165,579

Note 3 – Debt
On September 9, 2021, the Company and our primary U.S. and Canada operating subsidiaries entered into an asset-based credit agreement, which was most recently amended on August 22, 2025 (as amended, the "ABL Facility"), with Bank of Montreal, as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer. The maximum amount of loans under the ABL Facility is limited to $90.0 million. The ABL Facility's available borrowings may be increased by an amount not to exceed $15.0 million, subject to certain conditions, including obtaining additional commitments. The ABL Facility is intended to be used for working capital, capital expenditures, issuances of letters of credit and other lawful purposes. Our obligations under the ABL Facility are guaranteed by substantially all of our U.S. and Canadian subsidiaries and are secured by a first lien on all our assets under the ABL Facility. The ABL Facility matures, and any outstanding amounts become due and payable, on September 9, 2029.
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The borrowing base is recalculated on a monthly basis and at September 30, 2025, our borrowing base was $61.4 million. The Company had $4.8 million in letters of credit outstanding as of September 30, 2025, which resulted in availability of $56.6 million under the ABL Facility.
Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”), a Term Secured Overnight Financing Rate ("Term SOFR"), or at the Canadian Prime Rate, plus an applicable margin. The Term SOFR rate, whether for one-month or three-month tenor, is provided by a third party defined in the ABL Facility ("Term SOFR Administrator"). The Term SOFR Administrator publishes a daily set of forward-looking interest rates for various tenors, provided that the Term SOFR cannot be below zero. The Base Rate is defined as a fluctuating interest rate equal to the greater of: (i) rate of interest announced by Bank of Montreal from time to time as its prime rate; (ii) the U.S. federal funds rate plus 0.50%; (iii) Term SOFR for one month period plus 1.00%; or (iv) 1.00%. Depending on the amount of average availability, the applicable margin is between 1.00% to 1.50% for Base Rate and Canadian Prime Rate borrowings, which includes either U.S. or Canadian prime rate, and between 2.00% and 2.50% for Term SOFR borrowings. Interest is payable either (i) monthly for Base Rate or Canadian Prime Rate borrowings or (ii) the last day of the interest period for Term SOFR borrowings, as set forth in the ABL Facility. The fee for undrawn amounts is 0.25% per annum and is due quarterly.
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that limit our ability to sell assets; engage in mergers and acquisitions; make investments, including investments in certain international subsidiaries; incur, assume or permit to exist additional indebtedness and guarantees; create or permit to exist liens; pay cash dividends or make distributions; issue equity instruments; or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $13.5 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We were in compliance with all covenants of the ABL Facility as of September 30, 2025.
Note 4 – Income Taxes
Effective Tax Rate
During the three months ended September 30, 2025 and 2024, our effective tax rates were (1.9)% and zero. The effective tax rates during both periods were impacted by valuation allowances of $1.4 million and $1.3 million, respectively, placed on deferred tax assets generated during the quarters.
Valuation Allowance
We recorded a valuation allowance on our deferred tax assets due to the existence of a cumulative loss over a three-year period. We will continue to place valuation allowances on newly generated deferred tax assets. We will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided as we generate taxable income.

Note 5 – Commitments and Contingencies
We are party to various legal actions, claims and other contingencies that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged workers’ compensation claims, personal injury claims, and contract disputes, some of which may be subject to certain insurance coverage. With respect to all such matters, we record a loss when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible.
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
Litigation
In January 2021, we achieved mechanical completion on a crude oil storage project. On April 1, 2022, we filed an arbitration demand against Keyera Energy, Inc. in an effort to collect outstanding balances of $32.7 million related to the project. In response, on June 2, 2022, the customer filed counterclaims seeking $20.0 million, which included liquidated damages and damages with respect to miscellaneous warranty items. On October 31, 2022, the customer amended its counterclaim claiming damages in a range of $18.8 million to $36.0 million, which included estimated amounts for “potential future costs.” In July 2024, the customer filed a second amended counterclaim which significantly increased the amount of alleged damages up to $97.9 million. As part of the arbitration process, our claim amount was specified at $24.5 million and Keyera's counterclaim was reduced to $72.9 million. We believe we have substantial legal and contractual defenses to the claims presented, many of which are expressly disallowed per the contract. Additionally, in the event we are found liable for a portion of the alleged damages, they may be subject to certain insurance coverages. Arbitration proceedings were held in August 2025. Following submission of post-hearing briefs, the arbitration hearing will be closed and awaiting a decision by the arbitrator, which is expected in fiscal 2026.
During fiscal 2023, we completed construction services on a time and materials basis at a mining and minerals facility. In late fiscal 2023, after numerous attempts to collect outstanding receivables, we filed a notice of default for lack of payment of outstanding balances, and in early fiscal 2024, we filed a lien on the facility. The customer, 5E Boron Americas, LLC, responded by commencing litigation against us on July 17, 2023 in the United States District Court for the Central District of California, Eastern Division (5E Boron Americas, LLC v. Matrix Service Inc., Case No. 5:23-cv-01396-AB(DTBx)), alleging breach of contract and breach of express warranty. We denied all claims and filed a countersuit against the customer for failure to pay amounts due of $5.6 million. Based on the current trial schedule, we anticipate this matter will be resolved in calendar year 2026.
We believe we have set appropriate accruals based on our evaluation of the possible outcomes for the matters described above. However, the results of litigation are inherently unpredictable, and the possibility exists that the ultimate resolution of one or more of these matters could result in a material effect on our financial position, results of operations or liquidity. We and our subsidiaries are participants in various other legal actions; however, assessing the eventual outcome of litigation involves forward-looking speculation as to judgment being made by arbitrators, judges, juries and appellate courts in the future. Based upon information presently available, and in light of legal and other factual defenses available to the Company, management does not believe that such other known legal actions will have a material adverse effect on our financial position, results of operations or liquidity.

Note 6 – Earnings per Common Share
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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	September 30, 2025	September 30, 2024
	(In thousands, except per share data)
Basic EPS:
Net loss	$(3,663)	$(9,223)
Weighted average shares outstanding	28,008	27,559
Basic loss per share	$(0.13)	$(0.33)
Diluted EPS:
Net loss	$(3,663)	$(9,223)
Diluted weighted average shares outstanding	28,008	27,559
Diluted loss per share	$(0.13)	$(0.33)

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended
	September 30, 2025	September 30, 2024
	(In thousands)
Nonvested restricted stock units	$901	$631

Note 7 – Segment Information
We operate our business through a number of different operating subsidiaries, which are organized into three reportable segments based on the type of work performed and the markets serviced:
•Storage and Terminal Solutions: primarily consists of engineering, procurement, fabrication, and construction services related to cryogenic and other specialty tanks and terminals for LNG, NGLs such as butane, propane, ethane, ethylene, and other liquid petroleum products, as well as hydrogen and ammonia. We also perform work related to traditional aboveground crude oil and refined product storage tanks and terminals. This segment also includes terminal balance of plant work, truck and rail loading/offloading facilities, and marine structures as well as storage tank and terminal maintenance and repair. Finally, we manufacture and sell precision engineered specialty tank products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
•Utility and Power Infrastructure: primarily consists of engineering, procurement, fabrication, and construction services to support growing demand for LNG utility peak shaving facilities. We also perform power delivery work for public and private utilities, including construction of new substations, upgrades of existing substations, and maintenance. We also provide construction services to a variety of power generation facilities, including natural gas fired facilities in simple or combined cycle configurations for base load, peaking, and backup power supply.
•Process and Industrial Facilities: primarily consists of plant maintenance, repair, and turnarounds in the downstream and midstream markets for energy clients including refining and processing of crude oil, fractionating, and marketing of natural gas and natural gas liquids. We also perform engineering, procurement, fabrication, and construction for refinery upgrades and retrofits for renewable fuels, including hydrogen processing, production, loading and distribution facilities. We also engineer and construct thermal vacuum test chambers for aerospace and defense industries and other infrastructure for industries including chemicals, petrochemical, sulfur, mining and minerals, cement, agriculture, wastewater treatment facilities and other industrial customers.
Our Chief Operating Decision Maker ("CODM") is our President and Chief Executive Officer, who regularly reviews operating and financial performance based on our segments. The Company's CODM uses segment operating income as the key metric in evaluating segment performance. The CODM uses this metric in the budget and forecasting processes. The CODM considers budget-to-actual and forecast-to-actual variances when making decisions about allocating resources, including capital and personnel, to the segments.
We incur certain expenses at the corporate level that relate to our business as a whole. A portion of these expenses are allocated to our business segments. The balance of the corporate level expenses are reported in the Corporate "Selling, general and administrative expenses" line, which is primarily comprised of corporate facility expense, the cost of the executive management team, and other expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to any specific business segment, such as corporate human resources, legal, governance, compliance and finance functions. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). We eliminate intersegment sales; therefore, no intercompany profit or loss is recognized. Segment assets consist primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment, right-of-use lease assets, goodwill and other intangible assets. Corporate assets consist primarily of cash, restricted cash, prepaid expenses, corporate fixed assets, and corporate operating lease right-of-use assets.

Segment Information - The following tables set forth certain selected financial information for our segments for the periods indicated:

(In thousands)

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Three Months Ended September 30, 2025
Total revenue (1)	$109,459	$74,501	$27,924	$—	$211,884
Cost of revenue	(102,962)	(67,717)	(26,495)	(528)	(197,702)
Gross profit (loss)	6,497	6,784	1,429	(528)	14,182
Selling, general and administrative expenses	5,548	2,977	1,307	6,502	16,334
Restructuring costs	1,759	640	729	220	3,348
Operating income (loss)	$(810)	$3,167	$(607)	$(7,250)	$(5,500)
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and Process and Industrial Facilities and were $0.6 million for the three months ended September 30, 2025.
Capital expenditures	$871	$851	$81	$208	$2,011
Depreciation and amortization	$533	$92	$217	$1,619	$2,461

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Three Months Ended September 30, 2024
Total revenue (1)	$78,239	$55,912	$31,428	$—	$165,579
Cost of revenue	(73,542)	(54,605)	(29,431)	(188)	(157,766)
Gross profit (loss)	4,697	1,307	1,997	(188)	7,813
Selling, general and administrative expenses	5,569	3,976	1,766	7,269	18,580
Operating income (loss)	$(872)	$(2,669)	$231	$(7,457)	$(10,767)
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and Process and Industrial Solutions and were $0.9 million for the three months ended September 30, 2024.
Capital expenditures	$1,047	$280	$139	$478	$1,944
Depreciation and amortization	$522	$92	$168	$1,733	$2,515

Total assets by segment

	September 30, 2025	June 30, 2025
Storage and Terminal Solutions	$209,625	$194,354
Utility and Power Infrastructure	114,261	98,582
Process and Industrial Facilities	32,156	39,490
Corporate	242,144	267,830
Total Segment Assets	$598,186	$600,256

Note 8 – Restructuring Costs
In the fourth quarter of fiscal 2025, we commenced an organizational restructuring plan to create a flatter, leaner organization by eliminating certain senior-level positions, streamlining our engineering and construction services, and decentralizing elements of our business development organization. As a result of this restructuring we incurred certain costs, consisting primarily of severance and other personnel-related costs, which totaled $3.6 million for fiscal year 2025.
In the first quarter of fiscal 2026, we continued the organizational restructuring plan to further integrate our engineering and construction services, consolidate service lines, and close an under-performing office, among other changes. We incurred $3.3 million of restructuring costs during the first quarter of fiscal 2026 associated with these actions. These costs included $1.5 million of operating lease and fixed asset impairments associated with certain real estate leases that we exited as part of our restructuring plan. The fair values of the assets associated with these leases were determined based on Level 3 fair value measurements, utilizing a discounted cash flow method based in part on projected sublease income. Remaining costs incurred during the first quarter of fiscal 2026 consisted primarily of severance and other personnel-related costs. Our restructuring plan was substantially complete as of September 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts” and similar expressions are also intended to identify forward-looking statements. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
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

These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•any risk factors discussed in this Form 10-Q, Form 10-K for the fiscal year ended June 30, 2025, and in our other filings with the Securities and Exchange Commission;
•economic, market or business conditions in general and in the natural gas, power, oil, petrochemical, industrial and power industries in particular;
•the transition to renewable energy sources and its impact on our current customer base;
•the under- or over-utilization of our work force;
•unexpected adjustments to our remaining performance obligations or backlog;
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

RESULTS OF OPERATIONS
Overview
We operate our business through a number of different operating subsidiaries, which are organized into three reportable segments based on the type of work performed and the markets serviced:
•Storage and Terminal Solutions: primarily consists of engineering, procurement, fabrication, and construction services related to cryogenic and other specialty tanks and terminals for LNG, NGLs such as butane, propane, ethane, ethylene, and other liquid petroleum products, as well as hydrogen and ammonia. We also perform work related to traditional aboveground crude oil and refined product storage tanks and terminals. This segment also includes terminal balance of plant work, truck and rail loading/offloading facilities, and marine structures as well as storage tank and terminal maintenance and repair. Finally, we manufacture and sell precision engineered specialty tank products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
•Utility and Power Infrastructure: primarily consists of engineering, procurement, fabrication, and construction services to support growing demand for LNG utility peak shaving facilities. We also perform power delivery work for public and private utilities, including construction of new substations, upgrades of existing substations, and maintenance. We also provide construction services to a variety of power generation facilities, including natural gas fired facilities in simple or combined cycle configurations for base load, peaking, and backup power supply.
•Process and Industrial Facilities: primarily consists of plant maintenance, repair, and turnarounds in the downstream and midstream markets for energy clients including refining and processing of crude oil, fractionating, and marketing of natural gas and natural gas liquids. We also perform engineering, procurement, fabrication, and construction for refinery upgrades and retrofits for renewable fuels, including hydrogen processing, production, loading and distribution facilities. We also engineer and construct thermal vacuum test chambers for aerospace and defense industries and other infrastructure for industries including chemicals, petrochemical, sulfur, mining and minerals, cement, agriculture, wastewater treatment facilities and other industrial customers.
Operational Update
Operating activity increased during the first quarter of fiscal 2026 as revenues showed a 28% increase compared to the first quarter of 2025. The increase was driven primarily by an increase in activity for LNG storage, LNG peak-shaver, and specialty vessel projects. Strong project execution on our projects, along with improved overhead cost absorption, generated higher gross margins compared to the same period in prior year. As we move forward through the coming quarters of fiscal 2026, we believe activity levels will rise for projects currently in backlog.
Project awards during the quarter were $187.8 million, resulting in a current quarter book-to-bill of 0.9x. Award activity was driven by our Storage and Terminal Solutions segment, and included the award for the construction for the balance of plant supporting a dual service full containment storage tank. The market drivers for each of our segments are strong and include increased oil and gas demand, the clean energy transition, low-cost feed stock, data center energy demand, industrial reshoring/onshoring, grid reliability and electrical supply assurance.
While we always strive to maximize efficiency, we commenced an initiative in the fourth quarter of fiscal 2025 to sharpen and better align our business for the current and coming marketplace. Accordingly, we have consolidated certain aspects of the business to further improve our performance and create a flatter, leaner management structure. In addition, we continue to evaluate our business lines and, where appropriate, reallocate resources to those businesses that present the best opportunities. We remain focused on delivering sustainable, long-term shareholder value by building a resilient, growth-oriented platform aligned with the evolving needs of our customers. We believe actions taken in the fourth quarter of fiscal 2025 and the first quarter of fiscal 2026 will reduce our overall cost structure, improving our overhead recovery and operating leverage.

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

For long-term maintenance contracts with no minimum commitments and other established customer agreements, we include only the amounts that we expect to recognize as revenue over the next 12 months. For arrangements in which we have received a LNTP, we include the entire scope of work in our backlog if we conclude that the likelihood of the full project proceeding is probable. For all other arrangements, we calculate backlog as the estimated contract amount less revenue recognized as of the reporting date. Backlog differs from the amount of our remaining performance obligations, which are described in Note 2 - Revenue in the notes to the unaudited consolidated financial statements. Differences are due primarily to the inclusion within our backlog of estimates of future revenue under long-term maintenance contracts; future revenue for the full scope of work for certain arrangements where we have received an LNTP; and future revenue for arrangements where we have received assurance that we consider firm, but the associated contract has not been fully executed.

The following table provides a summary of changes in our backlog for the three months ended September 30, 2025:

	Storage and Terminal Solutions		Utility and Power Infrastructure		Process and Industrial Facilities		Total
	(In thousands)
Backlog as of June 30, 2025	$770,095		$346,384		$265,629		$1,382,108
Project awards	136,077		34,744		16,934		187,755
Other adjustments (2)	—		(44,239)		(152,720)		(196,959)
Revenue recognized	(109,459)		(74,501)		(27,924)		(211,884)
Backlog as of September 30, 2025	$796,713		$262,388		$101,919		$1,161,020
Book-to-bill ratio(1)	1.2	x	0.5	x	0.6	x	0.9	x

(1)Calculated by dividing project awards by revenue recognized.
(2)Previous project awards removed from backlog.
In the Storage and Terminal Solutions segment, we booked $136.1 million of project awards during the first quarter of fiscal 2026. Project awards included a large award for the construction for the balance of plant supporting a dual service full containment storage tank. This segment includes significant opportunities for storage infrastructure projects related to natural gas, LNG, ammonia, NGLs and other forms of low carbon energy. We believe LNG, NGLS and ammonia projects in particular will be key growth drivers for this segment. Bidding activity in these markets has been strong and we expect that to continue.
In the Utility and Power Infrastructure segment, we booked $34.7 million of project awards during the first quarter of fiscal 2026. Our backlog in this segment was impacted by the removal of an award, originally added to backlog in the fourth quarter of fiscal 2025. The removal is the result of a change in certain contractual terms and conditions that significantly increased our risk profile on the project. Considering the strength of the opportunities available in our markets, particularly in this segment, as well as the high quality financial and commercial risk profile of our current backlog, we deemed that it was unnecessary for us to accept an award that deteriorates that position. Our unwillingness to accept this modified risk profile caused the client to change their award decision. Our opportunity pipeline for LNG peak shaving projects continues to be promising, with both greenfield facility projects as well as the projects for the upgrade, maintenance, and repair to existing infrastructure. The timing between the major greenfield awards can be extended due to the client activity and bidding diligence, but their addition to backlog is significant and will drive long-term sustainable growth in the segment. The smaller upgrade projects are key measures of our brand power and strength in the market, keeping key resources active while creating opportunities to strengthen execution and engineering teams. Power generation and delivery infrastructure opportunities are expected to be driven over the long-term by increasing electrical demand and the related electrical grid requirements. Project opportunities and bidding activity are strong across the segment.
In the Process and Industrial Facilities segment, we booked $16.9 million of project awards during the first quarter of fiscal 2026. Our backlog in this segment was impacted by the removal of an award, originally added to backlog in the third quarter of fiscal 2023. Field work on this construction-only project has continued to be delayed as our client and the ultimate customer work to finalize the scope and engineering for the project. The project was removed from backlog as the ultimate customer is now planning to change the project execution and sourcing strategy for the project. While we ultimately may perform some of this work, we determined inclusion of the award in backlog was no longer appropriate. We continue to see increasing opportunities in mining and minerals, chemicals, renewable fuels, refinery maintenance and turnarounds, and thermal vacuum chambers in this segment.
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

Three months ended September 30, 2025 Compared to the Three months ended September 30, 2024
The information below is an analysis of our consolidated results for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.
Consolidated Results of Operations

	Three Months Ended
	September 30,		2025 v 2024
Dollars in thousands	2025	2024	Change	%
Revenue	$211,884	$165,579	$46,305	28%
Cost of revenue	197,702	157,766	39,936	25%
Gross profit	14,182	7,813	6,369	82%
Selling, general and administrative expenses	16,334	18,580	(2,246)	(12)%
Restructuring costs	3,348	—	3,348	—%
Operating loss	(5,500)	(10,767)	5,267	49%
Other income (expense):
Interest expense	(127)	(89)	(38)	(43)%
Interest income	1,802	1,572	230	15%
Other	231	61	170	279%
Loss before income tax expense	(3,594)	(9,223)	5,629	61%
Provision for federal, state and foreign income taxes	69	—	69	—%
Net loss	$(3,663)	$(9,223)	$5,560	60%

Revenue - The increase in consolidated revenue of $46.3 million, or 28%, was primarily attributable to higher revenue volumes in our Storage and Terminal Solutions and Utility and Power Infrastructure segments.
Gross profit - Gross profit in the first quarter of fiscal 2026 increased $6.4 million, or 82%, compared to the first quarter of fiscal 2025. The increase was primarily attributable to the Utility and Power Infrastructure and Storage and Terminal Solutions segments. Gross margin of 6.7% for the first quarter of fiscal 2026 increased compared with gross margin of 4.7% for the first quarter of fiscal 2025. The increase in gross margin for the quarter is attributable to higher gross margins in our Utility and Power Infrastructure segment.
Selling, general and administrative expenses - The decrease in SG&A expenses of $2.2 million, or 12%, is primarily due to cost reductions resulting from our organizational realignment.
Restructuring costs - The Company incurred $3.3 million of restructuring costs during the first quarter of fiscal 2026 related to organizational restructuring. See Part I, Item 1. Financial Statements (Unaudited), Note 8 - Restructuring Costs, for more information about our organizational restructuring plan.
Interest income - The increase in interest income of $0.2 million is primarily due to an increase in our cash balance.
Provision for income taxes - Income tax expense for both periods was insignificant. The effective tax rates during both periods were impacted by valuation allowances of $1.4 million and $1.3 million respectively, placed on deferred tax assets generated during the quarters. We placed a valuation allowance on our deferred tax assets due to the existence of a cumulative loss over a three-year period. Currently, we place valuation allowances on newly generated deferred tax assets. We will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided as we generate taxable income.

Results of Operations by Business Segment

	Three Months Ended
	September 30,		2025 v 2024
Dollars in thousands	2025	2024	Change	% Favorable (Unfavorable)
Revenue
Storage and Terminal Solutions	$109,459	$78,239	$31,220	40%
Utility and Power Infrastructure	74,501	55,912	18,589	33%
Process and Industrial Facilities	27,924	31,428	(3,504)	(11)%
Total revenue	$211,884	$165,579	$46,305	28%
Gross profit (loss)
Storage and Terminal Solutions	$6,497	$4,697	$1,800	38%
Utility and Power Infrastructure	6,784	1,307	5,477	419%
Process and Industrial Facilities	1,429	1,997	(568)	(28)%
Corporate	(528)	(188)	(340)	181%
Total gross profit	$14,182	$7,813	$6,369	82%
Gross margin %
Storage and Terminal Solutions	5.9%	6.0%	(0.1)%	(2)%
Utility and Power Infrastructure	9.1%	2.3%	6.8%	296%
Process and Industrial Facilities	5.1%	6.4%	(1.3)%	(20)%
Corporate	—%	—%	—%	—%
Total gross margin %	6.7%	4.7%	2.0%	43%
Operating income (loss)
Storage and Terminal Solutions	$(810)	$(872)	$62	7%
Utility and Power Infrastructure	3,167	(2,669)	5,836	219%
Process and Industrial Facilities	(607)	231	(838)	(363)%
Corporate	(7,250)	(7,457)	207	3%
Total Operating Loss	$(5,500)	$(10,767)	$5,267	49%
Storage and Terminal Solutions
Storage and Terminal Solutions revenues increased by $31.2 million, or 40%, in the three months ended September 30, 2025 compared to the same period last year, driven by an increased volume of work for LNG storage and specialty vessel projects.
Storage and Terminal Solutions gross profit increased by $1.8 million, or 38%, in the three months ended September 30, 2025 compared to the same period last year. The segment gross margin of 5.9% for the three months ended September 30, 2025 was consistent with segment gross margin of 6.0% in the same period last year. Gross margins for this segment continue to be primarily impacted by under-recovery of overhead costs. We believe overhead cost absorption will improve as activity on awards currently in backlog increases through the remainder of fiscal 2026.
Utility and Power Infrastructure
Utility and Power Infrastructure revenues increased by $18.6 million, or 33%, in the three months ended September 30, 2025 compared to the same period last year. The increase is primarily attributable to a higher volume of work for power delivery and natural gas peak shaving projects.
Utility and Power Infrastructure gross profit increased by $5.5 million, or 419%, in the three months ended September 30, 2025 compared to the same period last year. The segment gross margin was 9.1% for the three months ended September 30, 2025 compared to 2.3% in the same period last year, an increase of 6.8% due to strong project execution and improved construction overhead cost absorption as a result of higher revenues.

Process and Industrial Facilities
Process and Industrial Facilities revenues decreased by $3.5 million, or 11%, in the three months ended September 30, 2025 compared to the same period last year. The decrease is primarily attributable to lower revenue volumes for the engineering and construction of thermal vacuum chambers.
Process and Industrial Facilities gross profit decreased by $0.6 million, or 28%, in the three months ended September 30, 2025 compared to the same period last year. The segment gross margin was 5.1% for the three months ended September 30, 2025 compared to 6.4% in the same period last year. The decrease is primarily attributable to mix of work. Segment gross margins in both periods were impacted by under-recovery of construction overhead costs due to lower revenue volumes.

LIQUIDITY AND CAPITAL RESOURCES

Overview
We assess liquidity based on the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity at September 30, 2025 were unrestricted cash and cash equivalents on hand, capacity under our ABL Facility, and cash generated from operations. Our primary operational uses of capital are expenditures required to execute our projects, fund business operations and fulfill our contractual obligations. We believe that for at least the next 12 months, our cash position, anticipated cash generated by operating activities, along with our availability under the ABL Facility, is sufficient to support our operating requirements.

Unrestricted cash and cash equivalents at September 30, 2025 totaled $192.3 million and availability under the ABL Facility totaled $56.6 million, resulting in total liquidity of $248.9 million. During the first quarter of fiscal 2026, liquidity decreased $35.5 million primarily as a result of cash used by operating activities.
The following table provides a reconciliation of restricted cash and unrestricted cash in the Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows, as well as availability and total liquidity (in thousands):

	September 30, 2025	June 30, 2025
Total cash, cash equivalents and restricted cash	$217,307	$249,641
Less: Restricted cash	25,000	25,000
Unrestricted cash	192,307	224,641
Availability under ABL Facility	56,617	59,815
Total Liquidity	$248,924	$284,456
The following table provides a summary of changes in our liquidity for the three months ended September 30, 2025 (in thousands):

Liquidity at June 30, 2025	$284,456
Cash used by operating activities	(25,899)
Capital expenditures	(2,011)
Proceeds from asset sales	222
Decrease in availability under ABL Facility	(3,198)
Cash used by financing activities	(4,329)
Effect of exchange rate changes on cash	(317)
Liquidity at September 30, 2025	$248,924

The following table provides a summary of changes in our liquidity for the three months ended September 30, 2024 (in thousands):

Liquidity at June 30, 2024	$169,603
Cash provided by operating activities	11,918
Capital expenditures	(1,944)
Increase in availability under ABL Facility	2,654
Cash used by financing activities	(1,189)
Effect of exchange rate changes on cash	210
Liquidity at September 30, 2024	$181,252
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
ABL Credit Facility
We have an asset-based credit agreement, which was most recently amended on August 22, 2025 (as amended, the "ABL Facility"), with Bank of Montreal, as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer. The maximum amount of loans under the ABL Facility is limited to $90.0 million. The ABL Facility's available borrowings may be increased by an amount not to exceed $15.0 million, subject to certain conditions, including obtaining additional commitments. The ABL Facility is intended to be used for working capital, capital expenditures, issuances of letters of credit and other lawful purposes. Our obligations under the ABL Facility are guaranteed by substantially all of our U.S. and Canadian subsidiaries and are secured by a first lien on all our assets under the ABL Facility. The ABL Facility matures, and any outstanding amounts become due and payable, on September 9, 2029.
The borrowing base is recalculated on a monthly basis and at September 30, 2025, our borrowing base was $61.4 million. We had no borrowings outstanding and $4.8 million in letters of credit outstanding, which resulted in availability of $56.6 million under the ABL Facility. For additional information regarding our ABL Facility, see Item I of Part I, "Financial Statements - Note 3 - Debt."
CASH FLOW ANALYSIS
The following table summarizes our changes in cash flow activities for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2025	2024

Cash flows provided (used) by operating activities	$(25,899)	$11,918
Cash flows used in investing activities	(1,789)	(1,944)
Cash flows used in financing activities	(4,329)	(1,189)
Effect of exchange rate changes on cash	(317)	210
Change in cash and cash equivalents	(32,334)	8,995
Cash and cash equivalents at beginning of period	249,641	140,615
Cash and cash equivalents at end of period	$217,307	$149,610

Cash Flows Provided by Operating Activities
The following table summarizes the components of cash flows provided by operating activities for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2025	2024

Net loss	$(3,663)	$(9,223)
Loss (gain) on disposal of property, plant and equipment	(217)	68
Depreciation and amortization	2,461	2,515
Stock-based compensation expense	1,921	2,311
Operating lease impairment due to restructuring	1,529	—
Other non-cash expenses	94	38
Cash effect of changes in operating assets and liabilities	(28,024)	16,209
Net cash provided (used) by operating activities	$(25,899)	$11,918
The significant components of the $28.0 million change in operating assets and liabilities for the three months ended September 30, 2025 are summarized as follows:

•Accounts receivable, excluding credit losses recognized during the period and including retention amounts classified as non-current, increased by $15.1 million which decreased cash flows from operating activities. The increases are primarily attributable to the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") increased $8.1 million which decreased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") decreased $6.0 million which decreased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volumes and the timing of when job costs are incurred and the timing of customer billings and payments. Some fixed-price customer contracts allow for significant upfront billings at the beginning of a project, which increases liquidity near-term.

•Accounts payable increased by $17.7 million which increased cash flows from operating activities. These operating liabilities can fluctuate based on business volumes; the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; and other timing differences.

•Inventories, income taxes receivable, prepaid expenses, other current assets, operating right-of-use lease assets and other assets, non-current, increased $9.1 million which decreased cash flows from operating activities. These operating assets can fluctuate based on business volumes; the timing of inventory builds and draw-downs, accrual and receipt of income taxes receivable; prepayments of certain expenses; lease commencement, passage of time, expiration, or termination of operating leases; and other timing differences. We generally prepay our annual insurance premiums in the first quarter of the fiscal year.

•Accrued wages and benefits, accrued insurance, operating lease liabilities, other accrued expenses, and other liabilities, non-current decreased by $7.3 million which decreased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of payroll, distributions, business volumes; vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; and other timing differences.
The significant components of the $16.2 million change in operating assets and liabilities for the three months ended September 30, 2024 are summarized as follows:

•Accounts receivable, excluding credit losses recognized during the period and including retention amounts classified as non-current, increased by $5.1 million which decreased cash flows from operating activities. The increases are primarily attributable to the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $2.1 million which increased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $33.3 million which increased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volumes and the timing of when job costs are incurred and the timing of customer billings and payments. Some fixed-price customer contracts allow for significant upfront billings at the beginning of a project, which increases liquidity near-term.

•Accounts payable decreased by $3.9 million which decreased cash flows from operating activities. These operating liabilities can fluctuate based on business volumes; the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; and other timing differences.

•Inventories, income taxes receivable, prepaid expenses, other current assets, operating right-of-use lease assets and other assets, non-current, increased $7.3 million which decreased cash flows from operating activities. These operating assets can fluctuate based on business volumes; the timing of inventory builds and draw-downs, accrual and receipt of income taxes receivable; prepayments of certain expenses; lease commencement, passage of time, expiration, or termination of operating leases; and other timing differences. We generally prepay our annual insurance premiums in the first quarter of the fiscal year.

•Accrued wages and benefits, accrued insurance, operating lease liabilities, other accrued expenses, and other liabilities, non-current decreased by $2.9 million which decreased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of payroll, distributions, business volumes; vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; and other timing differences.

Cash Flows Used by Investing Activities
Investing activities used $1.8 million and $1.9 million of cash primarily due to capital expenditures in the three months ended September 30, 2025 and 2024, respectively.
Cash Flows Used by Financing Activities
Financing activities used $4.3 million and $1.2 million of cash in the three months ended September 30, 2025 and 2024, respectively, primarily due to payments of $4.2 million and $1.2 million, respectively, to satisfy tax withholding obligations associated with stock-based compensation.

Dividend Policy
We have never paid cash dividends on our common stock and the terms of our ABL Facility limit dividends to stock dividends only. Any future dividend payments will depend on the terms of our ABL Facility, our financial condition, capital requirements and earnings as well as other relevant factors.
Stock Repurchase Program
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program in the three months ended September 30, 2025 and have no current plans to repurchase stock. As of September 30, 2025, there were 1,349,037 shares available for repurchase under the Stock Buyback Program. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant.
Off-Balance Sheet Arrangements and Other Commitments
We enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. The following represents transactions, obligations or relationships that could be considered material off-balance sheet arrangements.
•Surety Bonds: The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. Surety bonds expire at various times ranging from final completion of a project to a period extending beyond contract completion in certain circumstances. Such amounts can also fluctuate from period to period based upon the mix and level of our bonded operating activity. As of September 30, 2025, there were $186.2 million of surety bonds in force, of which we expect $126.9 million to expire within the next 12 months. Of the bonds in force, $113.3 million related to performance bonds for ongoing projects and the remainder related to contractor licensing, liens, and other bonds. In October 2025, we obtained an additional surety bond to support a recent award, bringing our total surety bonds in force to $277.1 million. We are not aware of any losses in connection with surety bonds that have been posted on our behalf, and we do not expect to incur significant losses in the foreseeable future.
•Multiemployer pension plans: We contribute to a number of multiemployer defined benefit pension plans in the U.S. and Canada under the terms of collective-bargaining agreements that cover our union-represented employees, who are represented by more than 100 local unions. Benefits under these plans are generally based on compensation levels and years of service. Under federal legislation regarding multiemployer pension plans, in the event of a withdrawal from a plan or plan termination, companies are required to continue funding their proportionate share of such plan’s unfunded vested benefits. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity. For more information on our Multiemployer pension plans, see Part II, Item 8 “Note 12 - Employee Benefit Plans” of our Annual Report on Form 10-K for the year ended June 30, 2025.
•Letters of credit: We issue letters of credit under our ABL Facility in the normal course of business to support workers' compensation insurance programs or certain construction contracts. As of September 30, 2025, we had $4.8 million of letters of credit outstanding. The letters of credit that support our workers’ compensation programs are expected to renew annually through the term of our credit facility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes in our critical accounting policies and estimates from those reported in our fiscal 2025 Annual Report on Form 10-K filed with the SEC. For more information on our critical accounting policies and estimates, see Part II, Item 7 of our fiscal 2025 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our fiscal 2025 Annual Report on Form 10-K.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2025.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended September 30, 2025.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to a number of legal proceedings. See Part I., Item 1. Financial Statements, Note 5 - Commitments and Contingencies, Litigation, for a description of our material ongoing litigation.
Item 1A. Risk Factors
There were no material changes in our Risk Factors from those reported in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. As of September 30, 2025, 1,349,037 shares were available for repurchase under the stock buyback program. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. The terms of our ABL Facility also limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and we do not violate our Fixed Charge Coverage Ratio financial covenant. We made no repurchases under the stock buyback program in the first quarter of fiscal 2026 and have no current plans to repurchase stock.
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
Item 5. Other Information
During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or Non-Rule 10b5-1, as each term is defined under Item 408(a) of Regulation S-K.
Item 6. Exhibits:
The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Any exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical hereafter.

Exhibit No.	Description

Exhibit 10.1:	Deferred Compensation Plan for Non-Employee Directors

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 95:	Mine Safety Disclosure.

Exhibit 101.INS:	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date:	November 6, 2025	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer