Form 10-Q
period 2025-12-31
MATRIX SERVICE CO
filed 2026-02-05
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 4, 2026 there were 28,128,405 shares of the Company's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Revenue	$210,508	$187,169	$422,392	$352,748
Cost of revenue	197,373	176,277	395,075	334,043
Gross profit	13,135	10,892	27,317	18,705
Selling, general and administrative expenses	15,112	17,286	31,446	35,866
Restructuring costs	202	—	3,550	—
Operating loss	(2,179)	(6,394)	(7,679)	(17,161)
Other income (expense):
Interest expense	(118)	(145)	(245)	(234)
Interest income	1,543	1,578	3,345	3,150
Other	23	(556)	254	(495)
Loss before income tax expense	(731)	(5,517)	(4,325)	(14,740)
Provision for federal, state and foreign income taxes	163	16	232	16
Net loss	$(894)	$(5,533)	$(4,557)	$(14,756)

Basic loss per common share	$(0.03)	$(0.20)	$(0.16)	$(0.53)
Diluted loss per common share	$(0.03)	$(0.20)	$(0.16)	$(0.53)
Weighted average common shares outstanding:
Basic	28,352	27,801	28,204	27,680
Diluted	28,352	27,801	28,204	27,680
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Net loss	$(894)	$(5,533)	$(4,557)	$(14,756)
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(6)	(1,363)	(534)	(927)
Comprehensive loss	$(900)	$(6,896)	$(5,091)	$(15,683)
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	December 31, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$198,964	$224,641
Accounts receivable, net of allowance for credit losses	205,948	154,994
Costs and estimated earnings in excess of billings on uncompleted contracts	25,283	29,764
Inventories	6,862	5,917
Income taxes receivable	—	110
Prepaid expenses and other current assets	10,938	4,347
Assets held for sale (Note 3)	2,019	—
Total current assets	450,014	419,773
Restricted cash	25,000	25,000
Property, plant and equipment, net	38,130	42,097
Operating lease right-of-use assets	15,063	17,827
Goodwill	28,988	29,047
Other intangible assets, net of accumulated amortization	51	555
Other assets, non-current (Note 2)	92,958	65,957
Total assets	$650,204	$600,256
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	December 31, 2025	June 30, 2025
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$87,979	$80,453
Billings on uncompleted contracts in excess of costs and estimated earnings	382,897	323,593
Accrued wages and benefits	12,757	18,961
Accrued insurance	4,408	5,310
Operating lease liabilities	4,498	4,441
Other accrued expenses	2,604	3,617
Total current liabilities	495,143	436,375
Deferred income taxes	152	25
Operating lease liabilities	14,894	16,986
Other liabilities, non-current	2,452	4,154
Total liabilities	512,641	457,540
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock — $0.01 par value; 60,000,000 shares authorized; 28,124,527 shares issued and outstanding at December 31, 2025; 27,888,217 shares issued at June 30, 2025 and 27,610,486 shares outstanding as of June 30, 2025;	281	279
Additional paid-in capital	147,297	149,969
Retained earnings (accumulated deficit)	(78)	4,479
Accumulated other comprehensive loss	(9,937)	(9,403)
Treasury stock, at cost — 0 shares as of December 31, 2025 and 277,731 shares as of June 30, 2025;	—	(2,608)
Total stockholders' equity	137,563	142,716
Total liabilities and stockholders’ equity	$650,204	$600,256
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2025	December 31, 2024
Operating activities:
Net loss	$(4,557)	$(14,756)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	4,693	5,025
Stock-based compensation expense	4,063	4,568
Operating lease impairment due to restructuring	1,529	—
Gain on disposal of property, plant and equipment	(327)	(64)
Other	339	(19)
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable, net of allowance for credit losses	(76,960)	(18,930)
Costs and estimated earnings in excess of billings on uncompleted contracts	4,481	(818)
Inventories	(945)	1,682
Other assets and liabilities	(7,886)	(6,963)
Accounts payable	7,642	14,474
Billings on uncompleted contracts in excess of costs and estimated earnings	59,304	66,229
Accrued expenses	(9,821)	(4,912)
Net cash provided (used) by operating activities	(18,445)	45,516
Investing activities:
Capital expenditures	(3,187)	(2,859)
Proceeds from sale of property, plant and equipment	484	163
Net cash used by investing activities	(2,703)	(2,696)
Financing activities:
Payment of debt amendment fees	(149)	—
Proceeds from issuance of common stock under employee stock purchase plan	98	102
Payments related to tax withholding for stock-based compensation	(4,223)	(1,235)
Net cash used by financing activities	(4,274)	(1,133)
Effect of exchange rate changes on cash	(255)	(525)
Net increase (decrease) in cash and cash equivalents	(25,677)	41,162
Cash, cash equivalents and restricted cash, beginning of period	249,641	140,615
Cash, cash equivalents and restricted cash, end of period	$223,964	$181,777
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$34	$18
Interest	$220	$232
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$14	$13
 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Three Months Ended December 31, 2025
September 30, 2025	28,070,427	$281	$145,100	$816	$(9,931)	—	$—	$136,266
Net loss	—	—	—	(894)	—	—	—	(894)
Other comprehensive loss	—	—	—	—	(6)	—	—	(6)
Issuance of restricted stock	49,740	—	—	—	—	—	—	—
Shares issued related to employee stock purchase plan	4,360	—	55	—	—	—	—	55
Stock-based compensation expense	—	—	2,142	—	—	—	—	2,142
December 31, 2025	28,124,527	$281	$147,297	$(78)	$(9,937)	—	$—	$137,563

Three Months Ended December 31, 2024
September 30, 2024	27,888,217	$279	$143,765	$24,718	$(9,099)	338,015	$(3,146)	$156,517
Net loss	—	—	—	(5,533)	—	—	—	(5,533)
Other comprehensive loss	—	—	—	—	(1,363)	—	—	(1,363)
Issuance of restricted stock	—	—	(428)	—	—	(47,946)	428	—
Treasury shares sold to Employee Stock Purchase Plan	—	—	14	—	—	(4,677)	42	56
Stock-based compensation expense	—	—	2,257	—	—	—	—	2,257
December 31, 2024	27,888,217	$279	$145,608	$19,185	$(10,462)	285,392	$(2,676)	$151,934

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Six Months Ended December 31, 2025
June 30, 2025	27,888,217	$279	$149,969	$4,479	$(9,403)	277,731	$(2,608)	$142,716
Net loss	—	—	—	(4,557)	—	—	—	(4,557)
Other comprehensive loss	—	—	—	—	(534)	—	—	(534)
Issuance of restricted stock	231,950	2	(6,805)	—	—	(274,578)	2,580	(4,223)
Shares issued related to employee stock purchase plan	4,360	—	70	—	—	(3,153)	28	98
Stock-based compensation expense	—	—	4,063	—	—	—	—	4,063
December 31, 2025	28,124,527	$281	$147,297	$(78)	$(9,937)	—	$—	$137,563

Six Months Ended December 31, 2024
June 30, 2024	27,888,217	$279	$145,580	$33,941	$(9,535)	579,422	$(6,083)	$164,182
Net loss	—	—	—	(14,756)	—	—	—	(14,756)
Other comprehensive loss	—	—	—	—	(927)	—	—	(927)
Issuance of restricted stock	—	—	(4,537)	—	—	(408,406)	4,537	—
Treasury shares sold to Employee Stock Purchase Plan	—	—	(3)	—	—	(9,474)	105	102
Treasury shares purchased to satisfy tax withholding obligations	—	—	—	—	—	123,850	(1,235)	(1,235)
Stock-based compensation expense	—	—	4,568	—	—	—	—	4,568
December 31, 2024	27,888,217	$279	$145,608	$19,185	$(10,462)	285,392	$(2,676)	$151,934

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2025, included in our Annual Report on Form 10-K. The results of operations for the three and six month periods ended December 31, 2025 may not necessarily be indicative of the results of operations for the full year ending June 30, 2026.
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
Other accounting pronouncements issued but not effective until after December 31, 2025 are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
Note 2 – Revenue
Remaining Performance Obligations
We had $1.0 billion of remaining performance obligations yet to be satisfied as of December 31, 2025. We expect to recognize $686.4 million of our remaining performance obligations as revenue within the next twelve months.
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

	December 31, 2025	June 30, 2025	Change
	(In thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$25,283	$29,764	$(4,481)
Billings on uncompleted contracts in excess of costs and estimated earnings	(382,897)	(323,593)	(59,304)
Net contract liabilities	$(357,614)	$(293,829)	$(63,785)
The difference between the beginning and ending balances of our CIE and BIE primarily results from the timing of revenue recognized relative to our billings. The amount of revenue recognized during the six months ended December 31, 2025 that was included in the June 30, 2025 BIE balance was $224.9 million.
Progress billings in accounts receivable at December 31, 2025 and June 30, 2025 included retentions to be collected within one year of $26.5 million and $29.0 million, respectively. Contract retentions collectible beyond one year are included in Other assets, non-current in the Condensed Consolidated Balance Sheets and totaled $87.5 million as of December 31, 2025 and $61.5 million as of June 30, 2025, respectively.
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $8.9 million at December 31, 2025 and $11.4 million at June 30, 2025. The amounts ultimately realized may be different than the recorded amounts resulting in adjustments to future earnings. Generally, we expect collection of amounts related to unpriced change orders and claims within twelve months. However, customers may not pay these amounts until final resolution of related claims, which may extend beyond one year.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 8 - Segment Information. The following series of tables presents revenue disaggregated by geographic area where the work was performed and by contract type:
Geographic Disaggregation:

	Three Months Ended				Six Months Ended
	December 31, 2025		December 31, 2024		December 31, 2025		December 31, 2024
	(In thousands)
United States	$197,514	94%	$175,489	94%	$396,505	94%	$328,711	93%
Canada	11,258	5%	10,048	5%	22,686	5%	20,816	6%
Other international	1,736	1%	1,632	1%	3,201	1%	3,221	1%
Total Revenue	$210,508	100%	$187,169	100%	$422,392	100%	$352,748	100%

Contract Type Disaggregation:

	Three Months Ended				Six Months Ended
	December 31, 2025		December 31, 2024		December 31, 2025		December 31, 2024
	(In thousands)
Fixed-price contracts	$160,209	76%	$137,950	74%	$324,739	77%	$261,719	74%
Time and materials and other cost reimbursable contracts	50,299	24%	49,219	26%	97,653	23%	91,029	26%
Total Revenue	$210,508	100%	$187,169	100%	$422,392	100%	$352,748	100%

Revisions in Estimates
We recognize changes in contract estimates on a cumulative catch-up basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior period. Changes in contract estimates may also result in the reversal of previously recognized revenue if the current estimate differs from the previous estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the period it is identified.

During the second quarter of fiscal 2026, costs associated with warranty-type items and third-party commercial matters arising during commissioning of specialty tank work in the Storage and Terminal Solutions segment resulted in a $3.6 million reduction of gross profit. We anticipate completing this work during fiscal 2026.
Note 3 – Assets Held for Sale

As of December 31, 2025, we classified $2.0 million of property, plant and equipment as held for sale. The assets include primarily transportation equipment associated with our transmission and distribution service line in the Utility and Power Infrastructure segment. We began winding down this service line in the fourth quarter of fiscal 2025. We expect to sell this equipment during the remainder of fiscal 2026.
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
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The borrowing base is recalculated on a monthly basis and at December 31, 2025, our borrowing base was $63.1 million. The Company had $4.5 million in letters of credit outstanding as of December 31, 2025, which resulted in availability of $58.6 million under the ABL Facility.
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
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that limit our ability to sell assets; engage in mergers and acquisitions; make investments, including investments in certain international subsidiaries; incur, assume or permit to exist additional indebtedness and guarantees; create or permit to exist liens; pay cash dividends or make distributions; issue equity instruments; or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $13.5 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We were in compliance with all covenants of the ABL Facility as of December 31, 2025.

Note 5 – Income Taxes
Effective Tax Rate
During the three and six months ended December 31, 2025, our effective tax rates were (22.3)% and (5.4)%. The effective tax rates during both periods were impacted by valuation allowances of $(0.7) million and $0.6 million, respectively, placed on deferred tax assets generated during the quarters. During the three and six months ended December 31, 2024, our effective tax rates were (0.3)% and (0.1)%, respectively. The effective tax rates during both periods were impacted by valuation allowances of $1.8 million and $3.1 million, respectively, placed on deferred tax assets generated during the quarters.
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
Litigation
In January 2021, we achieved mechanical completion on a crude oil storage project. On April 1, 2022, we filed an arbitration demand against Keyera Energy, Inc. in an effort to collect outstanding balances related to the project. In response, on June 2, 2022, the customer filed counterclaims seeking liquidated damages and damages with respect to miscellaneous warranty items. As part of the arbitration process, our claim amount was specified at $24.5 million and Keyera's counterclaim was specified at $72.9 million, with both claim amounts including interest. Arbitration proceedings were held in August 2025. We received an interim award in January 2026, awarding us $15.1 million for our claims. Keyera was awarded $12.1 million for their claims, a majority of which is subject to certain of our insurance coverages. Applications for the calculation of interest and the award of attorneys' fees and costs are due in February 2026. A final decision for all issues is expected in April 2026. We expect to collect our outstanding receivable in the fourth quarter of fiscal 2026 or the first quarter of fiscal 2027.
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
We believe we have set appropriate accruals for legal matters, including the matters described above, based on our evaluation of possible outcomes. However, the results of litigation are inherently unpredictable, and the possibility exists that the ultimate resolution of one or more of these matters could result in a material effect on our financial position, results of operations or liquidity. We and our subsidiaries are participants in various other legal actions; however, assessing the eventual outcome of litigation involves forward-looking speculation as to judgment being made by arbitrators, judges, juries and appellate courts in the future. Based upon information presently available, and in light of legal and other factual defenses available to the Company, management does not believe that such other known legal actions will have a material adverse effect on our financial position, results of operations or liquidity.

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
Note 7 – Earnings per Common Share
Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted EPS includes the dilutive effect of employee and director nonvested restricted stock units. Nonvested restricted stock units are considered dilutive (antidilutive) to our EPS whenever the average market value of the shares during the period exceeds (is less than) the sum of the related average unamortized compensation expense during the period plus the related hypothetical estimated excess tax benefit that will be realized when the shares vest. Nonvested restricted stock units are considered antidilutive to our EPS in the event we report a net loss.
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(In thousands, except per share data)
Basic EPS:
Net loss	$(894)	$(5,533)	$(4,557)	$(14,756)
Weighted average shares outstanding	28,352	27,801	28,204	27,680
Basic loss per share	$(0.03)	$(0.20)	$(0.16)	$(0.53)
Diluted EPS:
Net loss	$(894)	$(5,533)	$(4,557)	$(14,756)
Diluted weighted average shares outstanding	28,352	27,801	28,204	27,680
Diluted loss per share	$(0.03)	$(0.20)	$(0.16)	$(0.53)

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(In thousands)
Nonvested restricted stock units	$359	$917	$594	$926

Note 8 – Segment Information
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
We incur certain expenses at the corporate level that relate to our business as a whole. A portion of these expenses are allocated to our business segments. The balance of the corporate level expenses are reported in the Corporate "Selling, general and administrative expenses" line, which is primarily comprised of corporate facility expense, the cost of the executive management team, and other expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to any specific business segment, such as corporate human resources, legal, governance, compliance and finance functions. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). We eliminate intersegment sales; therefore, no intercompany profit or loss is recognized. Segment assets consist primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment, right-of-use lease assets, goodwill and other intangible assets. Corporate assets consist primarily of centrally managed cash, restricted cash, prepaid expenses, corporate fixed assets, and corporate operating lease right-of-use assets.

Segment Information - The following tables set forth certain selected financial information for our segments for the periods indicated:

(In thousands)

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Three Months Ended December 31, 2025
Total revenue (1)	$99,852	$75,406	$35,250	$—	$210,508
Cost of revenue	(95,098)	(68,178)	(34,031)	(66)	(197,373)
Gross profit (loss)	4,754	7,228	1,219	(66)	13,135
Selling, general and administrative expenses	5,423	2,242	1,573	5,874	15,112
Restructuring costs	119	34	47	2	202
Operating income (loss)	$(788)	$4,952	$(401)	$(5,942)	$(2,179)
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and were $0.9 million for the three months ended December 31, 2025.
Capital expenditures	$343	$329	$—	$504	$1,176
Depreciation and amortization	$506	$78	$192	$1,456	$2,232

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Three Months Ended December 31, 2024
Total revenue (1)	$95,507	$61,076	$30,586	$—	$187,169
Cost of revenue	(88,235)	(57,667)	(30,216)	(159)	(176,277)
Gross profit (loss)	7,272	3,409	370	(159)	10,892
Selling, general and administrative expenses	5,567	3,561	1,677	6,481	17,286
Operating income (loss)	$1,705	$(152)	$(1,307)	$(6,640)	$(6,394)
(1) Total revenues are net of inter-segment revenues which are primarily Process and Industrial Solutions and were $0.8 million for the three months ended December 31, 2024.
Capital expenditures	$663	$133	$3	$116	$915
Depreciation and amortization	$520	$92	$167	$1,731	$2,510

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Six Months Ended December 31, 2025
Total revenue (1)	$209,311	$149,907	$63,174	$—	$422,392
Cost of revenue	(198,060)	(135,895)	(60,526)	(594)	(395,075)
Gross profit (loss)	11,251	14,012	2,648	(594)	27,317
Selling, general and administrative expenses	10,971	5,219	2,880	12,376	31,446
Restructuring costs	1,878	674	776	222	3,550
Operating income (loss)	$(1,598)	$8,119	$(1,008)	$(13,192)	$(7,679)
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and were $1.6 million for the six months ended December 31, 2025.
Capital Expenditures	$1,214	$1,180	$81	$712	$3,187
Depreciation and amortization	$1,040	$170	$409	$3,074	$4,693

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Six Months Ended December 31, 2024
Total revenue (1)	$173,746	$116,988	$62,014	$—	$352,748
Cost of revenue	(161,777)	(112,272)	(59,647)	(347)	(334,043)
Gross profit (loss)	11,969	4,716	2,367	(347)	18,705
Selling, general and administrative expenses	11,136	7,537	3,443	13,750	35,866
Operating income (loss)	$833	$(2,821)	$(1,076)	$(14,097)	$(17,161)
(1) Total revenues are net of inter-segment revenues which are primarily Process and Industrial Facilities and were $1.7 million for the six months ended December 31, 2024.
Capital Expenditures	$1,710	$413	$142	$594	$2,859
Depreciation and amortization	$1,042	$185	$335	$3,463	$5,025

Total assets by segment

	December 31, 2025	June 30, 2025
Storage and Terminal Solutions	$152,551	$194,354
Utility and Power Infrastructure	223,037	98,582
Process and Industrial Facilities	29,348	39,490
Corporate	245,268	267,830
Total Segment Assets	$650,204	$600,256

Note 9 – Restructuring Costs
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
In fiscal 2026, we continued the organizational restructuring plan to further integrate our engineering and construction services, consolidate service lines, and close an under-performing office, among other changes. We incurred $3.6 million of restructuring costs during the six months ended December 31, 2025 associated with these actions. These costs included $1.5 million of operating lease and fixed asset impairments associated with certain real estate leases that we exited as part of our restructuring plan. The fair values of the assets associated with these leases were determined based on Level 3 fair value measurements, utilizing a discounted cash flow method based in part on projected sublease income. Remaining costs incurred during fiscal 2026 consisted primarily of severance and other personnel-related costs. Our restructuring plan was substantially complete as of September 30, 2025.

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
Operational Update
During the quarter, we advanced execution on several large, strategically important projects. These projects are delivering both revenue growth and margin stability, supported by disciplined project management. As these projects advance through key milestones, they are providing increased visibility into revenue conversion and operating margin performance.

We expect activity to accelerate over the remainder of the fiscal year, driven by our strong backlog as well as a growing opportunity pipeline and healthy demand across our core markets. Our balance sheet remains a competitive advantage, providing the financial capacity and flexibility to pursue high‑quality opportunities, invest in execution excellence, and manage risk responsibly. These attributes also position us to continue executing on existing projects and to support long-term growth initiatives.

Looking longer term, structural macrotrends continue to support durable growth in our end markets. The clean energy transition, rapidly increasing power requirements from data centers, ongoing industrial reshoring and onshoring activity, and heightened focus on grid reliability are all creating sustained demand for the solutions we provide. These trends reinforce the strength of our strategic positioning and our confidence in the company’s ability to deliver long‑term value for shareholders.

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

The following table provides a summary of changes in our backlog for the three months ended December 31, 2025:

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Total
	(In thousands)
Backlog as of September 30, 2025	$796,713	$262,388	$101,919	$1,161,020
Project awards	124,547	15,795	36,219	176,561
Revenue recognized	(99,852)	(75,406)	(35,250)	(210,508)
Backlog as of December 31, 2025	$821,408	$202,777	$102,888	$1,127,073
Book-to-bill ratio(1)	1.2x	0.2x	1.0x	0.8x

(1)Calculated by dividing project awards by revenue recognized.

The following table provides a summary of changes in our backlog for the six months ended December 31, 2025:

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Total
	(In thousands)
Backlog as of June 30, 2025	$770,095	$346,384	$265,629	$1,382,108
Project awards	260,624	50,539	53,153	364,316
Other adjustments (2)	—	(44,239)	(152,720)	(196,959)
Revenue recognized	(209,311)	(149,907)	(63,174)	(422,392)
Backlog as of December 31, 2025	$821,408	$202,777	$102,888	$1,127,073
Book-to-bill ratio(1)	1.2x	0.3x	0.8x	0.9x

(1)Calculated by dividing project awards by revenue recognized.
(2)Previous project awards removed from backlog.

In the Storage and Terminal Solutions segment, we booked $124.5 million of project awards during the second quarter of fiscal 2026, including an award for the construction of an LNG tank. During the six months ended December 31, 2025, we booked $260.6 million of project awards, including a large award for the construction for the balance of plant supporting a dual service full containment storage tank. This segment includes significant opportunities for storage infrastructure projects related to natural gas, LNG, ammonia, NGLs and other forms of low carbon energy. We believe LNG, NGLS and ammonia projects in particular will be key growth drivers for this segment. Bidding activity in these markets has been strong and we expect that to continue.
In the Utility and Power Infrastructure segment, we booked $15.8 million of project awards during the second quarter of fiscal 2026. During the six months ended December 31, 2025, we booked $50.5 million of project awards. Our opportunity pipeline for LNG peak shaving projects continues to be promising, with both greenfield facility projects as well as the projects for the upgrade, maintenance, and repair to existing infrastructure. The timing between the major greenfield awards can be extended due to the client activity and bidding diligence, but their addition to backlog is significant and will drive long-term sustainable growth in the segment. The smaller upgrade projects are key measures of our brand power and strength in the market, keeping key resources active while creating opportunities to strengthen execution and engineering teams. Power generation and delivery infrastructure opportunities are expected to be driven over the long-term by increasing electrical demand and the related electrical grid requirements. Project opportunities and bidding activity are strong across the segment.
In the Process and Industrial Facilities segment, we booked $36.2 million of project awards during the second quarter of fiscal 2026. During the six months ended December 31, 2025, we booked $53.2 million of project awards. We continue to see increasing opportunities in mining and minerals, chemicals, renewable fuels, refinery maintenance and turnarounds, and thermal vacuum chambers in this segment.
During the first quarter of fiscal 2026, backlog was adjusted to reflect the removal of two projects. Backlog in the Utility and Power Infrastructure segment was impacted by the removal of an award originally added to backlog in the fourth quarter of fiscal 2025. The removal was the result of a change in certain contractual terms and conditions that significantly increased our risk profile on the project. Considering the strength of the opportunities available in our markets, particularly in this segment, as well as the high quality financial and commercial risk profile of our current backlog, we deemed that it was unnecessary for us to accept an award that deteriorates that position. Our unwillingness to accept this modified risk profile caused the client to change their award decision. Our backlog in the Process and Industrial Facilities segment was impacted by the removal of an award originally added to backlog in the third quarter of fiscal 2023. Field work on this construction-only project has continued to be delayed as our client and the ultimate customer work to finalize the scope and engineering for the project. The project was removed from backlog as the ultimate customer is now planning to change the project execution and sourcing strategy for the project. While we ultimately may perform some of this work, we determined inclusion of the award in backlog was no longer appropriate.
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

Three months ended December 31, 2025 Compared to the Three months ended December 31, 2024
The information below is an analysis of our consolidated results for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.
Consolidated Results of Operations

	Three Months Ended
	December 31,		2025 v 2024
Dollars in thousands	2025	2024	Change	%
Revenue	$210,508	$187,169	$23,339	12%
Cost of revenue	197,373	176,277	21,096	12%
Gross profit	13,135	10,892	2,243	21%
Gross margin %	6.2%	5.8%	0.4%	6.9%
Selling, general and administrative expenses	15,112	17,286	(2,174)	(13)%
Restructuring costs	202	—	202	—%
Operating loss	(2,179)	(6,394)	4,215	66%
Other income (expense):
Interest expense	(118)	(145)	27	19%
Interest income	1,543	1,578	(35)	(2)%
Other income (expense)	23	(556)	579	104%
Loss before income tax expense	(731)	(5,517)	4,786	87%
Provision for federal, state and foreign income taxes	163	16	147	—%
Net loss	$(894)	$(5,533)	$4,639	84%

Revenue - The increase in consolidated revenue of $23.3 million, or 12%, was attributable to higher revenue volumes in each of our segments.
Gross profit - Gross profit in the second quarter of fiscal 2026 increased $2.2 million, or 21%, compared to the second quarter of fiscal 2025. Gross margin was 6.2% for the second quarter of fiscal 2026 compared to gross margin of 5.8% for the second quarter of fiscal 2025. The increase in gross margin was due to higher revenues which resulted in improved recovery of overhead costs, as well as strong project execution throughout the majority of the business. However, costs associated with warranty-type items and with third-party commercial matters arising during commissioning of specialty tank work resulted in a $3.6 million reduction of gross profit during the quarter.
Selling, general and administrative expenses - The decrease in selling, general and administrative expenses ("SG&A") of $2.2 million, or 13%, is primarily due to cost reductions resulting from our organizational realignment, including a decrease in salaries and wages of $0.8 million, year over year. Additionally, SG&A decreased $0.7 million associated with the variable accounting for cash-settled stock-based compensation as a result of fluctuations in our stock price.
Interest income - Interest income during the second quarter of fiscal 2026 was consistent with the second quarter of fiscal 2025.
Other income (expense) - Other income (expense) increased $0.6 million due primarily to a reduction foreign currency transaction losses associated with our Australian and South Korean subsidiaries.
Provision for income taxes - Income tax expense for both periods was insignificant. The effective tax rates during both periods were impacted by valuation allowances of $(0.7) million and $1.8 million, respectively, placed on deferred tax assets generated during the quarters. We placed a valuation allowance on our deferred tax assets due to the existence of a cumulative loss over a three-year period. Currently, we place valuation allowances on newly generated deferred tax assets. We will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided as we generate taxable income.

Results of Operations by Business Segment

	Three Months Ended
	December 31,		2025 v 2024
Dollars in thousands	2025	2024	Change	% Favorable (Unfavorable)
Revenue
Storage and Terminal Solutions	$99,852	$95,507	$4,345	5%
Utility and Power Infrastructure	75,406	61,076	14,330	23%
Process and Industrial Facilities	35,250	30,586	4,664	15%
Total revenue	$210,508	$187,169	$23,339	12%
Gross profit (loss)
Storage and Terminal Solutions	$4,754	$7,272	$(2,518)	(35)%
Utility and Power Infrastructure	7,228	3,409	3,819	112%
Process and Industrial Facilities	1,219	370	849	229%
Corporate	(66)	(159)	93	(58)%
Total gross profit	$13,135	$10,892	$2,243	21%
Gross margin %
Storage and Terminal Solutions	4.8%	7.6%	(2.8)%	(37)%
Utility and Power Infrastructure	9.6%	5.6%	4.0%	71%
Process and Industrial Facilities	3.5%	1.2%	2.3%	192%
Corporate	—%	—%	—%	—%
Total gross margin %	6.2%	5.8%	0.4%	7%
Operating income (loss)
Storage and Terminal Solutions	$(788)	$1,705	$(2,493)	(146)%
Utility and Power Infrastructure	4,952	(152)	5,104	3358%
Process and Industrial Facilities	(401)	(1,307)	906	69%
Corporate	(5,942)	(6,640)	698	11%
Total Operating Loss	$(2,179)	$(6,394)	$4,215	66%
Storage and Terminal Solutions
Storage and Terminal Solutions revenues increased by $4.3 million, or 5%, in the three months ended December 31, 2025 compared to the same period last year, driven by an increased volume of work for LNG and NGL projects, partially offset by lower volumes for crude oil projects.
Storage and Terminal Solutions gross profit decreased by $2.5 million, or (35)%, in the three months ended December 31, 2025 compared to the same period last year. The segment gross margin of 4.8% for the three months ended December 31, 2025 was lower than segment gross margin of 7.6% in the same period last year. During the second quarter of fiscal 2026, costs associated with warranty-type items and with third-party commercial matters arising during commissioning of specialty tank work resulted in a $3.6 million reduction of gross profit. Additionally, gross margins for this segment continue to be primarily impacted by under-recovery of overhead costs. We believe overhead cost absorption will improve as activity on awards currently in backlog increases through the remainder of fiscal 2026.
Utility and Power Infrastructure
Utility and Power Infrastructure revenues increased by $14.3 million, or 23%, in the three months ended December 31, 2025 compared to the same period last year. The increase is primarily attributable to a higher volume of work for power delivery and natural gas peak shaving projects.
Utility and Power Infrastructure gross profit increased by $3.8 million, or 112%, in the three months ended December 31, 2025 compared to the same period last year. The segment gross margin was 9.6% for the three months ended December 31, 2025 compared to 5.6% in the same period last year, an increase of 4.0% due to strong project execution and improved construction overhead cost absorption as a result of higher revenues.

Process and Industrial Facilities
Process and Industrial Facilities revenues increased by $4.7 million, or 15%, in the three months ended December 31, 2025 compared to the same period last year. The increase is primarily attributable to higher revenue volumes for refinery turnarounds and maintenance work.
Process and Industrial Facilities gross profit increased by $0.8 million, or 229%, in the three months ended December 31, 2025 compared to the same period last year. The segment gross margin was 3.5% for the three months ended December 31, 2025 compared to 1.2% in the same period last year. The increase is primarily attributable to improved construction overhead cost absorption as a result of higher revenues.

Six months ended December 31, 2025 Compared to the Six months ended December 31, 2024
The information below is an analysis of our consolidated results for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.
Consolidated Results of Operations

	Six Months Ended
	December 31,		2025 v 2024
Dollars in thousands	2025	2024	Change	%
Revenue	$422,392	$352,748	$69,644	20%
Cost of revenue	395,075	334,043	61,032	18%
Gross profit	27,317	18,705	8,612	46%
Gross margin %	6.5%	5.3%	1.2%	22.6%
Selling, general and administrative expenses	31,446	35,866	(4,420)	(12)%
Restructuring costs	3,550	—	3,550	—%
Operating loss	(7,679)	(17,161)	9,482	55%
Other income (expense):
Interest expense	(245)	(234)	(11)	(5)%
Interest income	3,345	3,150	195	6%
Other income (expense)	254	(495)	749	(151)%
Loss before income tax expense	(4,325)	(14,740)	10,415	71%
Provision for federal, state and foreign income taxes	232	16	216	—%
Net loss	$(4,557)	$(14,756)	$10,199	71%
Revenue - The increase in overall revenue of $69.6 million, or 20%, was primarily attributable to increased revenue volumes in our Storage and Terminal Solutions and Utility and Power Infrastructure segments.
Gross profit - Gross profit in the six months ended December 31, 2025 increased $8.6 million, or 46%, compared to the same period prior year. Gross margin increased to 6.5% for the six months ended December 31, 2025 compared to 5.3% for the same period prior year. The increase in gross margin for the quarter is attributable to higher gross margins in our Utility and Power Infrastructure and Process and Industrial Facilities segments, partially offset by lower margins in our Storage and Terminal Solutions segment.
Selling, general and administrative expenses - The decrease in SG&A expenses of $4.4 million, or 12%, is due in part to cost reductions resulting from our organizational realignment, including a decrease in salaries and wages of $1.3 million. Additionally, facilities costs decreased $1.2 million, and SG&A decreased $1.0 million associated with the variable accounting for cash-settled stock-based compensation as a result of fluctuations in our stock price.
Interest income - The increase in interest income of $0.2 million is primarily due to an increase in our cash balance, partially offset by lower average interest rates.
Other income (expense) - Other income increased $0.7 million in the six months ended December 31, 2025 as compared to the same period prior year due primarily to a reduction foreign currency transaction losses associated with our Australian and South Korean subsidiaries.
Provision for income taxes - Income tax expense for both periods was insignificant. The effective tax rates during both periods were impacted by valuation allowances of $0.6 million and $3.1 million, respectively, placed on deferred tax assets generated during the quarters. We placed a valuation allowance on our deferred tax assets due to the existence of a cumulative loss over a three-year period. Currently, we place valuation allowances on newly generated deferred tax assets. We will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided as we generate taxable income.

Results of Operations by Business Segment

	Six Months Ended
	December 31,		2025 v 2024
Dollars in thousands	2025	2024	Change	% Favorable (Unfavorable)
Revenue
Storage and Terminal Solutions	$209,311	$173,746	$35,565	20%
Utility and Power Infrastructure	149,907	116,988	32,919	28%
Process and Industrial Facilities	63,174	62,014	1,160	2%
Total revenue (1)	$422,392	$352,748	$69,644	20%
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and were $1.6 million for the six months ended December 31, 2025.
Gross profit (loss)
Storage and Terminal Solutions	$11,251	$11,969	$(718)	(6)%
Utility and Power Infrastructure	14,012	4,716	9,296	197%
Process and Industrial Facilities	2,648	2,367	281	12%
Corporate	(594)	(347)	(247)	(71)%
Total gross profit	$27,317	$18,705	$8,612	46%
Gross margin %
Storage and Terminal Solutions	5.4%	6.9%	(1.5)%	(22)%
Utility and Power Infrastructure	9.3%	4.0%	5.3%	133%
Process and Industrial Facilities	4.2%	3.8%	0.4%	11%
Corporate	—%	—%	—%	—%
Total gross margin %	6.5%	5.3%	1.2%	23%
Operating income (loss)
Storage and Terminal Solutions	$(1,598)	$833	$(2,431)	(292)%
Utility and Power Infrastructure	8,119	(2,821)	10,940	388%
Process and Industrial Facilities	(1,008)	(1,076)	68	6%
Corporate	(13,192)	(14,097)	905	6%
Total Operating Loss	$(7,679)	$(17,161)	$9,482	55%

Storage and Terminal Solutions
Storage and Terminal Solutions revenues increased by $35.6 million, or 20%, in the six months ended December 31, 2025 compared to the same period last year, driven by increased volume of work for LNG peak shaving, partially offset by decreases in tanks and terminal work.
Storage and Terminal Solutions gross profit decreased by $0.7 million, or 6%, in the six months ended December 31, 2025 compared to the same period last year. The segment gross margin was 5.4% for the six months ended December 31, 2025 compared to segment gross margin of 6.9% in the same period last year. During the second quarter of fiscal 2026, costs associated with warranty-type items and third-party commercial matters arising during commissioning of specialty tank work resulted in a $3.6 million reduction of gross profit. Additionally, gross margins for this segment continue to be primarily impacted by under-recovery of overhead costs. We believe overhead cost absorption will improve as activity on awards currently in backlog increases through the remainder of fiscal 2026.
Utility and Power Infrastructure
Utility and Power Infrastructure revenues increased by $32.9 million, or 28%, in the six months ended December 31, 2025 compared to the same period last year. The increase is primarily attributable to higher volumes of work for LNG peak shaving projects and power delivery work.
Utility and Power Infrastructure gross profit increased by $9.3 million, or 197%, in the six months ended December 31, 2025 compared to the same period last year. The segment gross margin was 9.3% for the six months ended December 31, 2025 compared to 4.0% in the same period last year due to strong project execution and improved construction overhead cost absorption as a result of higher revenues.
Process and Industrial Facilities
Process and Industrial Facilities revenues increased by $1.2 million, or 2%, in the six months ended December 31, 2025 compared to the same period last year. The increase is primarily attributable to higher revenue volumes for refinery work, partially offset by lower volumes of work for thermal vacuum chambers.
Process and Industrial gross profit increased by $0.3 million, or 12%, in the six months ended December 31, 2025 compared to the same period last year. The segment gross margin was 4.2% for the six months ended December 31, 2025 compared to segment gross margin of 3.8% in the same period last year. Improved overhead cost absorption associated with reallocation of resources to other segments was partially offset by reductions in gross margin due to mix of work.

LIQUIDITY AND CAPITAL RESOURCES

Overview
We assess liquidity based on the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity at December 31, 2025 were unrestricted cash and cash equivalents on hand, capacity under our ABL Facility, and cash generated from operations. Our primary operational uses of capital are expenditures required to execute our projects, fund business operations and fulfill our contractual obligations. We believe that for at least the next 12 months, our cash position, anticipated cash generated by operating activities, along with our availability under the ABL Facility, is sufficient to support our operating requirements.

Unrestricted cash and cash equivalents at December 31, 2025 totaled $199.0 million and availability under the ABL Facility totaled $58.6 million, resulting in total liquidity of $257.6 million. During the second quarter of fiscal 2026, liquidity increased $8.7 million primarily as a result of changes in working capital. During the six months ended December 31, 2025, liquidity decreased by $26.9 million as a result of changes in working capital, as well as payments made for tax withholdings for stock compensation and capital expenditures.
The following table provides a reconciliation of restricted cash and unrestricted cash in the Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows, as well as availability and total liquidity (in thousands):

	December 31, 2025	September 30, 2025	June 30, 2025
Total cash, cash equivalents and restricted cash	$223,964	$217,307	$249,641
Less: Restricted cash	25,000	25,000	25,000
Unrestricted cash	198,964	192,307	224,641
Availability under ABL Facility	58,615	56,617	59,815
Total Liquidity	$257,579	$248,924	$284,456
The following table provides a summary of changes in our liquidity for the three months ended December 31, 2025 (in thousands):

Liquidity at September 30, 2025	$248,924
Cash provided by operating activities	7,454
Capital expenditures	(1,176)
Proceeds from sale of assets	262
Increase in availability under ABL Facility	1,998
Cash provided by financing activities	55
Effect of exchange rate changes on cash	62
Liquidity at December 31, 2025	$257,579

The following table provides a summary of changes in our liquidity for the six months ended December 31, 2025 (in thousands):

Liquidity at June 30, 2025	$284,456
Cash used by operating activities	(18,445)
Capital expenditures	(3,187)
Proceeds from sale of assets	484
Decrease in availability under ABL Facility	(1,200)
Cash used by financing activities	(4,274)
Effect of exchange rate changes on cash	(255)
Liquidity at December 31, 2025	$257,579
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
The borrowing base is recalculated on a monthly basis and at December 31, 2025, our borrowing base was $63.1 million. We had no borrowings outstanding and $4.5 million in letters of credit outstanding, which resulted in availability of $58.6 million under the ABL Facility. For additional information regarding our ABL Facility, see Item I of Part I, "Financial Statements - Note 4 - Debt."
CASH FLOW ANALYSIS
The following table summarizes our changes in cash flow activities for the periods indicated (in thousands):

	Six Months Ended
	December 31,
	2025	2024

Cash flows provided (used) by operating activities	$(18,445)	$45,516
Cash flows used in investing activities	(2,703)	(2,696)
Cash flows used in financing activities	(4,274)	(1,133)
Effect of exchange rate changes on cash	(255)	(525)
Change in cash and cash equivalents	(25,677)	41,162
Cash and cash equivalents at beginning of period	249,641	140,615
Cash and cash equivalents at end of period	$223,964	$181,777

Cash Flows Provided by Operating Activities
The following table summarizes the components of cash flows provided by operating activities for the periods indicated (in thousands):

	Six Months Ended
	December 31,
	2025	2024

Net loss	$(4,557)	$(14,756)
Depreciation and amortization	4,693	5,025
Stock-based compensation expense	4,063	4,568
Operating lease impairment due to restructuring	1,529	—
Loss on disposal of property, plant and equipment	(327)	(64)
Other non-cash expenses	339	(19)
Cash effect of changes in operating assets and liabilities	(24,185)	50,762
Net cash provided (used) by operating activities	$(18,445)	$45,516
The significant components of the $24.2 million change in operating assets and liabilities for the six months ended December 31, 2025 are summarized as follows:

•Accounts receivable, excluding credit losses recognized during the period and including retention amounts classified as non-current, increased by $77.0 million which decreased cash flows from operating activities. The increases are primarily attributable to the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $4.5 million which increased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $59.3 million which increased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volumes and the timing of when job costs are incurred and the timing of customer billings and payments. Some fixed-price customer contracts allow for significant upfront billings at the beginning of a project, which increases liquidity near-term.

•Accounts payable increased by $7.6 million which increased cash flows from operating activities. These operating liabilities can fluctuate based on business volumes; the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; and other timing differences.

•Inventories, income taxes receivable, prepaid expenses, other current assets, operating right-of-use lease assets and other assets, non-current, increased $6.8 million which decreased cash flows from operating activities. These operating assets can fluctuate based on business volumes; the timing of inventory builds and draw-downs, accrual and receipt of income taxes receivable; prepayments of certain expenses; lease commencement, passage of time, expiration, or termination of operating leases; and other timing differences. We generally prepay our annual insurance premiums in the first quarter of the fiscal year.

•Accrued wages and benefits, accrued insurance, operating lease liabilities, other accrued expenses, and other liabilities, non-current decreased by $11.9 million which decreased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of payroll, distributions, business volumes; vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; and other timing differences.
The significant components of the $50.8 million change in operating assets and liabilities for the six months ended December 31, 2024 are summarized as follows:

•Accounts receivable, excluding credit losses recognized during the period and including retention amounts classified as non-current, increased by $18.9 million which decreased cash flows from operating activities. The increases are primarily attributable to the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") increased $0.8 million which decreased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $66.2 million which increased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volumes and the timing of when job costs are incurred and the timing of customer billings and payments. Some fixed-price customer contracts allow for significant upfront billings at the beginning of a project, which increases liquidity near-term.

•Accounts payable increased by $14.5 million which increased cash flows from operating activities. These operating liabilities can fluctuate based on business volumes; the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; and other timing differences.

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

Cash Flows Used by Investing Activities
Investing activities used $2.7 million and $2.6 million of cash primarily due to capital expenditures in the six months ended December 31, 2025 and 2024, respectively.
Cash Flows Used by Financing Activities
Financing activities used $4.3 million and $1.1 million of cash in the six months ended December 31, 2025 and 2024, respectively, primarily due to payments of $4.2 million and $1.2 million, respectively, to satisfy tax withholding obligations associated with stock-based compensation.

Dividend Policy
We have never paid cash dividends on our common stock and the terms of our ABL Facility limit dividends to stock dividends only. Any future dividend payments will depend on the terms of our ABL Facility, our financial condition, capital requirements and earnings as well as other relevant factors.
Stock Repurchase Program
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program in the three months ended December 31, 2025 and have no current plans to repurchase stock. As of December 31, 2025, there were 1,349,037 shares available for repurchase under the Stock Buyback Program. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant.
Off-Balance Sheet Arrangements and Other Commitments
We enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. The following represents transactions, obligations or relationships that could be considered material off-balance sheet arrangements.
•Surety Bonds: The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. Surety bonds expire at various times ranging from final completion of a project to a period extending beyond contract completion in certain circumstances. Such amounts can also fluctuate from period to period based upon the mix and level of our bonded operating activity. As of December 31, 2025, there were $274.8 million of surety bonds in force, of which we expect $125.6 million to expire within the next 12 months. Of the bonds in force, $116.1 million related to performance bonds for ongoing projects and the remainder related to contractor licensing, liens, and other bonds. We are not aware of any losses in connection with surety bonds that have been posted on our behalf, and we do not expect to incur significant losses in the foreseeable future.
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
•Letters of credit: We issue letters of credit under our ABL Facility in the normal course of business to support workers' compensation insurance programs or certain construction contracts. As of December 31, 2025, we had $4.5 million of letters of credit outstanding. The letters of credit that support our workers’ compensation programs are expected to renew annually through the term of our credit facility.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2025.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended December 31, 2025.

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
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. As of December 31, 2025, 1,349,037 shares were available for repurchase under the stock buyback program. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. The terms of our ABL Facility also limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and we do not violate our Fixed Charge Coverage Ratio financial covenant. We made no repurchases under the stock buyback program in the first quarter of fiscal 2026 and have no current plans to repurchase stock.
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
Item 5. Other Information
During the six months ended December 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or Non-Rule 10b5-1, as each term is defined under Item 408(a) of Regulation S-K.

In connection with the Board’s succession planning, on February 2, 2026, John R. Hewitt and the Company entered into a Transition and Separation Agreement (the “Transition Agreement”) providing for Mr. Hewitt to transition his role as President and Chief Executive Officer and step down effective June 30, 2026. The Transition Agreement also provides for Mr. Hewitt to step down as a director of the Company, also effective June 30, 2026. Mr. Hewitt’s separation from the Company was not the result of any disagreements with the Company or any of its directors, officers or employees.

The Transition Agreement provides for the payment to Mr. Hewitt of a cash severance amount of $1.6 million, potential payment of his annual bonus for the year ending June 30, 2026, based on actual performance, and vesting of his outstanding share-based and cash-based restricted stock units. Mr. Hewitt will also be deemed to have satisfied the service condition for his performance units awarded in 2023 and 2024 and for 22,311 of his performance units awarded in 2025 and will remain eligible to vest in these performance units based on actual performance. Mr. Hewitt will forfeit the remaining 58,010 of his performance units awarded in 2025. The Transition Agreement contains, among other provisions, confidentiality and cooperation covenants and a customary release of claims.

The description of the Transition Agreement is qualified in its entirety by the provisions of the agreement, which is incorporated by reference to Exhibit 10.1 to this Form 10-Q.

Also on February 2, 2026, the Board appointed Shawn P. Payne as Chief Operating Officer of the Company, effective immediately. He will assume the role of President and Chief Executive Officer effective July 1, 2026.

Prior to these appointments, Mr. Payne, 53, was the President Engineering & Construction, Matrix Service Company. He previously served as President, Matrix Service Inc. Before that, he served in other leadership roles for Matrix Service including as Senior Vice President, Operations, Senior Vice President of Finance and Business Services, and Vice President of Business Services. Mr. Payne joined the Company in 2012 as the Division Manager in Tucson, AZ, leading the Company’s entry into the minerals and mining business. Prior to joining Matrix, Mr. Payne held leadership roles in operations, finance and project controls with Aker Solutions/Kvaerner, and Jacobs. Mr. Payne holds a Bachelor of Science in Business Administration, in Finance, from the University of Arizona.

No changes were made to Mr. Payne’s compensation arrangements as a result of his appointment as Chief Operating Officer. In connection with his appointment as President and Chief Executive Officer, and effective July 1, 2026, Mr. Payne will receive a base salary of $725,000 per year and will be eligible for a short-term annual incentive in a target amount equal to 100% of base salary and a long-term annual incentive in a target amount equal to 250% of base salary.

The appointment of Mr. Payne was not pursuant to any agreement or understanding between him and any other person. There is no family relationship between Mr. Payne and any director or executive officer of the Company, and there are no transactions between Mr. Payne and the Company that are required to be reported under Item 404(a) of Regulation S-K.

Item 6. Exhibits:
The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Any exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical hereafter.

Exhibit No.	Description

Exhibit 10.1:	Transition and Separation Agreement

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 95:	Mine Safety Disclosure.

Exhibit 101.INS:	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date:	February 5, 2026	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer