Form 10-Q
period 2026-03-31
MATRIX SERVICE CO
filed 2026-05-07
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2026 there were 28,133,850 shares of the Company's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Revenue	$206,709	$200,161	$629,101	$552,909
Cost of revenue	189,556	187,311	584,631	521,354
Gross profit	17,153	12,850	44,470	31,555
Selling, general and administrative expenses	15,215	17,726	46,661	53,592
Restructuring costs and other	2,986	124	6,536	124
Operating loss	(1,048)	(5,000)	(8,727)	(22,161)
Other income (expense):
Interest expense	(85)	(134)	(330)	(368)
Interest income	2,190	1,518	5,535	4,668
Other	(187)	182	67	(313)
Income (loss) before income tax expense	870	(3,434)	(3,455)	(18,174)
Provision for federal, state and foreign income taxes	35	—	267	16
Net income (loss)	$835	$(3,434)	$(3,722)	$(18,190)

Basic income (loss) per common share	$0.03	$(0.12)	$(0.13)	$(0.66)
Diluted income (loss) per common share	$0.03	$(0.12)	$(0.13)	$(0.66)
Weighted average common shares outstanding:
Basic	28,380	27,836	28,262	27,731
Diluted	28,533	27,836	28,262	27,731
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Net income (loss)	$835	$(3,434)	$(3,722)	$(18,190)
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(437)	(23)	(971)	(950)
Comprehensive income (loss)	$398	$(3,457)	$(4,693)	$(19,140)
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	March 31, 2026	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$233,021	$224,641
Accounts receivable, net of allowance for credit losses	139,042	154,994
Costs and estimated earnings in excess of billings on uncompleted contracts	24,917	29,764
Inventories	6,009	5,917
Income taxes receivable	—	110
Prepaid expenses and other current assets	7,917	4,347
Assets held for sale (Note 3)	1,128	—
Total current assets	412,034	419,773
Restricted cash	25,000	25,000
Property, plant and equipment, net	37,255	42,097
Operating lease right-of-use assets	14,030	17,827
Goodwill	28,932	29,047
Other intangible assets, net of accumulated amortization	12	555
Other assets, non-current (Note 2)	99,287	65,957
Total assets	$616,550	$600,256
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31, 2026	June 30, 2025
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$90,140	$80,453
Billings on uncompleted contracts in excess of costs and estimated earnings	340,704	323,593
Accrued wages and benefits	16,266	18,961
Accrued insurance	4,378	5,310
Operating lease liabilities	4,584	4,441
Other accrued expenses	4,125	3,617
Total current liabilities	460,197	436,375
Deferred income taxes	150	25
Operating lease liabilities	14,110	16,986
Other liabilities, non-current	2,673	4,154
Total liabilities	477,130	457,540
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock — $0.01 par value; 60,000,000 shares authorized; 28,128,405 shares issued and outstanding at March 31, 2026; 27,888,217 shares issued and 27,610,486 shares outstanding as of June 30, 2025, respectively;	281	279
Additional paid-in capital	148,756	149,969
Retained earnings	757	4,479
Accumulated other comprehensive loss	(10,374)	(9,403)
Treasury stock, at cost — 0 shares as of March 31, 2026 and 277,731 shares as of June 30, 2025;	—	(2,608)
Total stockholders' equity	139,420	142,716
Total liabilities and stockholders’ equity	$616,550	$600,256
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2026	March 31, 2025
Operating activities:
Net loss	$(3,722)	$(18,190)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	6,704	7,538
Stock-based compensation expense	5,476	6,754
Operating lease impairment due to restructuring	2,415	—
Gain on disposal of property, plant and equipment	(457)	(122)
Other	236	108
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable, net of allowance for credit losses	(16,042)	(88,802)
Costs and estimated earnings in excess of billings on uncompleted contracts	4,847	(4,674)
Inventories	(92)	2,450
Other assets and liabilities	(5,311)	(5,120)
Accounts payable	9,152	12,955
Billings on uncompleted contracts in excess of costs and estimated earnings	17,111	161,349
Accrued expenses	(4,600)	2,517
Net cash provided by operating activities	15,717	76,763
Investing activities:
Capital expenditures	(4,104)	(5,425)
Proceeds from sale of property, plant and equipment	1,483	237
Net cash used by investing activities	(2,621)	(5,188)
Financing activities:
Payment of debt amendment fees	(149)	—
Proceeds from issuance of common stock under employee stock purchase plan	144	149
Payments related to tax withholding for stock-based compensation	(4,223)	(1,235)
Net cash used by financing activities	(4,228)	(1,086)
Effect of exchange rate changes on cash	(488)	(563)
Net increase in cash and cash equivalents	8,380	69,926
Cash, cash equivalents and restricted cash, beginning of period	249,641	140,615
Cash, cash equivalents and restricted cash, end of period	$258,021	$210,541
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$94	$39
Interest	$300	$316
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$357	$603
 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Three months ended March 31, 2026
December 31, 2025	28,124,527	$281	$147,297	$(78)	$(9,937)	—	$—	$137,563
Net income	—	—	—	835	—	—	—	835
Other comprehensive loss	—	—	—	—	(437)	—	—	(437)
Shares issued related to employee stock purchase plan	3,878	—	45	—	—	—	—	45
Stock-based compensation expense	—	—	1,414	—	—	—	—	1,414
March 31, 2026	28,128,405	$281	$148,756	$757	$(10,374)	—	$—	$139,420

Three months ended March 31, 2025
December 31, 2024	27,888,217	$279	$145,608	$19,185	$(10,462)	285,392	$(2,676)	$151,934
Net loss	—	—	—	(3,434)	—	—	—	(3,434)
Other comprehensive loss	—	—	—	—	(23)	—	—	(23)
Treasury shares sold to Employee Stock Purchase Plan	—	—	12	—	—	(4,027)	36	48
Stock-based compensation expense	—	—	2,185	—	—	—	—	2,185
March 31, 2025	27,888,217	$279	$147,805	$15,751	$(10,485)	281,365	$(2,640)	$150,710

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Nine months ended March 31, 2026
June 30, 2025	27,888,217	$279	$149,969	$4,479	$(9,403)	277,731	$(2,608)	$142,716
Net loss	—	—	—	(3,722)	—	—	—	(3,722)
Other comprehensive loss	—	—	—	—	(971)	—	—	(971)
Issuance of restricted stock	231,950	2	(6,805)	—	—	(274,578)	2,580	(4,223)
Shares issued related to employee stock purchase plan	8,238	—	116	—	—	(3,153)	28	144
Stock-based compensation expense	—	—	5,476	—	—	—	—	5,476
March 31, 2026	28,128,405	$281	$148,756	$757	$(10,374)	—	$—	$139,420

Nine months ended March 31, 2025
June 30, 2024	27,888,217	$279	$145,580	$33,941	$(9,535)	579,422	$(6,083)	$164,182
Net loss	—	—	—	(18,190)	—	—	—	(18,190)
Other comprehensive loss	—	—	—	—	(950)	—	—	(950)
Issuance of restricted stock	—	—	(4,537)	—	—	(408,406)	4,537	—
Treasury shares sold to Employee Stock Purchase Plan	—	—	8	—	—	(13,501)	140	148
Treasury shares purchased to satisfy tax withholding obligations	—	—	—	—	—	123,850	(1,234)	(1,234)
Stock-based compensation expense	—	—	6,754	—	—	—	—	6,754
March 31, 2025	27,888,217	$279	$147,805	$15,751	$(10,485)	281,365	$(2,640)	$150,710

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2025, included in our Annual Report on Form 10-K. The results of operations for the three and nine month periods ended March 31, 2026 may not necessarily be indicative of the results of operations for the full year ending June 30, 2026.
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
Other accounting pronouncements issued but not effective until after March 31, 2026 are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
Note 2 – Revenue
Remaining Performance Obligations
We had $932.9 million of remaining performance obligations yet to be satisfied as of March 31, 2026. We expect to recognize $665.5 million of our remaining performance obligations as revenue within the next twelve months.
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

	March 31, 2026	June 30, 2025	Change
	(In thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$24,917	$29,764	$(4,847)
Billings on uncompleted contracts in excess of costs and estimated earnings	(340,704)	(323,593)	(17,111)
Net contract liabilities	$(315,787)	$(293,829)	$(21,958)
The difference between the beginning and ending balances of our CIE and BIE primarily results from the timing of revenue recognized relative to our billings. The amount of revenue recognized during the nine months ended March 31, 2026 that was included in the June 30, 2025 BIE balance was $309.8 million.
Progress billings in accounts receivable at March 31, 2026 and June 30, 2025 included retentions to be collected within one year of $26.8 million and $29.0 million, respectively. Contract retentions collectible beyond one year are included in Other assets, non-current in the Condensed Consolidated Balance Sheets and totaled $93.4 million as of March 31, 2026 and $61.5 million as of June 30, 2025, respectively.
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $6.8 million at March 31, 2026 and $11.4 million at June 30, 2025. The amounts ultimately realized may be different than the recorded amounts resulting in adjustments to future earnings. Generally, we expect collection of amounts related to unpriced change orders and claims within twelve months. However, customers may not pay these amounts until final resolution of related claims, which may extend beyond one year.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 8 - Segment Information. The following series of tables presents revenue disaggregated by geographic area where the work was performed and by contract type:
Geographic Disaggregation:

	Three Months Ended				Nine Months Ended
	March 31, 2026		March 31, 2025		March 31, 2026		March 31, 2025
	(In thousands)
United States	$198,332	96%	$188,256	94%	$594,837	95%	$516,967	94%
Canada	7,028	3%	8,048	4%	29,714	5%	28,864	5%
Other international	1,349	1%	3,857	2%	4,550	—%	7,078	1%
Total Revenue	$206,709	100%	$200,161	100%	$629,101	100%	$552,909	100%

Contract Type Disaggregation:

	Three Months Ended				Nine Months Ended
	March 31, 2026		March 31, 2025		March 31, 2026		March 31, 2025
	(In thousands)
Fixed-price contracts	$157,939	76%	$143,402	72%	$482,679	77%	$405,121	73%
Time and materials and other cost reimbursable contracts	48,770	24%	56,759	28%	146,422	23%	147,788	27%
Total Revenue	$206,709	100%	$200,161	100%	$629,101	100%	$552,909	100%

Revisions in Estimates
We recognize changes in contract estimates on a cumulative catch-up basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. Changes in contract estimates may also result in the reversal of previously recognized revenue if the current estimate differs from the previous estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the period it is identified.

During the second quarter of fiscal 2026, costs associated with warranty-type items and third-party commercial matters arising during commissioning of specialty tank work in the Storage and Terminal Solutions segment resulted in a $3.6 million reduction of gross profit. We anticipate completing this work during fiscal 2026.

Note 3 – Assets Held for Sale

As of March 31, 2026, we classified $1.1 million of property, plant and equipment as held for sale. The assets include primarily transportation equipment associated with our transmission and distribution service line in the Utility and Power Infrastructure segment. We began winding down this service line in the fourth quarter of fiscal 2025. We expect to sell this equipment during the remainder of fiscal 2026.
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
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The borrowing base is recalculated on a monthly basis and at March 31, 2026, our borrowing base was $68.6 million. The Company had $4.4 million in letters of credit outstanding as of March 31, 2026, which resulted in availability of $64.2 million under the ABL Facility.
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
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that limit our ability to sell assets; engage in mergers and acquisitions; make investments, including investments in certain international subsidiaries; incur, assume or permit to exist additional indebtedness and guarantees; create or permit to exist liens; pay cash dividends or make distributions; issue equity instruments; or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $13.5 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We were in compliance with all covenants of the ABL Facility as of March 31, 2026.

Note 5 – Income Taxes
Effective Tax Rate
During the three and nine months ended March 31, 2026, our effective tax rates were 4.0% and (7.7)%. The effective tax rates during both periods were impacted by valuation allowances of $0.2 million and $0.8 million, respectively, placed on deferred tax assets generated during the period. During the three and nine months ended March 31, 2025, our effective tax rates were zero and (0.1)%, respectively. The effective tax rates during both periods were impacted by valuation allowances of $1.2 million and $4.3 million, respectively, placed on deferred tax assets generated during the period.
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
Litigation
In January 2021, we achieved mechanical completion on a crude oil storage project. On April 1, 2022, we filed an arbitration demand against Keyera Energy, Inc. in an effort to collect outstanding balances related to the project. In response, on June 2, 2022, the customer filed counterclaims seeking liquidated damages and damages with respect to miscellaneous warranty items. As part of the arbitration process, our claim amount was specified at $24.5 million and Keyera's counterclaim was specified at $72.9 million, with both claim amounts including interest. Arbitration proceedings were held in August 2025. We received an interim award in January 2026 and a final award in April 2026 resolving all claims and awarding attorneys' fees to us as the prevailing party. After application of insurance coverages, we will collect $15.1 million for amounts owed on the project and reimbursement of attorneys' fees incurred. As a result, we recorded an increase in our accounts receivable and gross profit of $1.2 million during the third quarter of fiscal 2026. We expect to collect our outstanding receivable in the fourth quarter of fiscal 2026.
During fiscal 2023, we completed construction services on a time and materials basis at a mining and minerals facility. In late fiscal 2023, after numerous attempts to collect outstanding receivables, we filed a notice of default for lack of payment of outstanding balances, and in early fiscal 2024, we filed a lien on the facility. The customer, 5E Boron Americas, LLC, responded by commencing litigation against us on July 17, 2023 in the United States District Court for the Central District of California, Eastern Division (5E Boron Americas, LLC v. Matrix Service Inc., Case No. 5:23-cv-01396-CV(DTBx)), alleging breach of contract and breach of express warranty. We denied all claims and filed a countersuit against the customer for failure to pay amounts due. In the third quarter of fiscal 2026, to avoid future legal costs associated with this matter, we entered into a settlement, resulting in a reduction of our gross profit of $1.1 million. We received payment of $4.3 million in the third quarter of fiscal 2026.
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
Note 7 – Earnings per Common Share
Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted EPS includes the dilutive effect of employee and director nonvested restricted stock units. Nonvested restricted stock units are considered dilutive (antidilutive) to our EPS whenever the average market value of the shares during the period exceeds (is less than) the sum of the related average unamortized compensation expense during the period. Nonvested restricted stock units are considered antidilutive to our EPS in the event we report a net loss.
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
	(In thousands, except per share data)
Basic EPS:
Net income (loss)	$835	$(3,434)	$(3,722)	$(18,190)
Weighted average shares outstanding	28,380	27,836	28,262	27,731
Basic earnings (loss) per share	$0.03	$(0.12)	$(0.13)	$(0.66)
Diluted EPS:
Net income (loss)	$835	$(3,434)	$(3,722)	$(18,190)
Weighted average shares outstanding – basic	28,380	27,836	28,262	27,731
Dilutive nonvested deferred shares	153	—	—	—
Diluted weighted average shares outstanding	28,533	27,836	28,262	27,731
Diluted earnings (loss) per share	$0.03	$(0.12)	$(0.13)	$(0.66)

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
	(In thousands)
Nonvested restricted stock units	$145	$1,279	$704	$1,116

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
•Process and Industrial Facilities: primarily consists of plant maintenance, repair, and turnarounds in the downstream and midstream markets for energy clients including refining and processing of crude oil, fractionating, and marketing of natural gas and NGLs. We also perform engineering, procurement, fabrication, and construction for refinery upgrades and retrofits for renewable fuels, including hydrogen processing, production, loading and distribution facilities. We also engineer and construct thermal vacuum test chambers for aerospace and defense industries and other infrastructure for industries including chemicals, petrochemical, sulfur, mining and minerals, cement, agriculture, wastewater treatment facilities and other industrial customers.
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

Segment Information - The following tables set forth certain selected financial information for our segments for the periods indicated:

(In thousands)

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Three Months Ended March 31, 2026
Total revenue (1)	$111,621	$59,963	$35,125	$—	$206,709
Cost of revenue	(103,849)	(51,801)	(34,238)	332	(189,556)
Gross profit	7,772	8,162	887	332	17,153
Selling, general and administrative expenses	5,312	2,074	1,503	6,326	15,215
Restructuring costs and other	4	902	94	1,986	2,986
Operating income (loss)	$2,456	$5,186	$(710)	$(7,980)	$(1,048)
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and were $1.4 million for the three months ended March 31, 2026.
Capital expenditures	$415	$103	$10	$389	$917
Depreciation and amortization	$1,107	$516	$322	$66	$2,011

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Three Months Ended March 31, 2025
Total revenue (1)	$96,054	$58,676	$45,431	$—	$200,161
Cost of revenue	(92,323)	(53,139)	(41,672)	(177)	(187,311)
Gross profit (loss)	3,731	5,537	3,759	(177)	12,850
Selling, general and administrative expenses	6,344	2,536	2,142	6,704	17,726
Restructuring costs and other	—	124	—	—	124
Operating income (loss)	$(2,613)	$2,877	$1,617	$(6,881)	$(5,000)
(1) Total revenues are net of inter-segment revenues which are primarily Process and Industrial Facilities and were $1.1 million for the three months ended March 31, 2025.
Capital expenditures	$1,120	$417	$991	$38	$2,566
Depreciation and amortization	$1,251	$763	$446	$53	$2,513

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Nine Months Ended March 31, 2026
Total revenue (1)	$320,932	$209,870	$98,299	$—	$629,101
Cost of revenue	(301,909)	(187,696)	(94,764)	(262)	(584,631)
Gross profit (loss)	19,023	22,174	3,535	(262)	44,470
Selling, general and administrative expenses	16,283	7,293	4,383	18,702	46,661
Restructuring costs and other	1,882	1,576	870	2,208	6,536
Operating income (loss)	$858	$13,305	$(1,718)	$(21,172)	$(8,727)
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and were $3.0 million for the nine months ended March 31, 2026.
Capital Expenditures	$1,629	$1,283	$91	$1,101	$4,104
Depreciation and amortization	$3,597	$1,873	$1,030	$204	$6,704

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Nine Months Ended March 31, 2025
Total revenue (1)	$269,800	$175,664	$107,445	$—	$552,909
Cost of revenue	(254,100)	(165,411)	(101,319)	(524)	(521,354)
Gross profit (loss)	15,700	10,253	6,126	(524)	31,555
Selling, general and administrative expenses	17,480	10,073	5,585	20,454	53,592
Restructuring costs and other	—	124	—	—	124
Operating income (loss)	$(1,780)	$56	$541	$(20,978)	$(22,161)
(1) Total revenues are net of inter-segment revenues which are primarily Process and Industrial Facilities and were $2.8 million for the nine months ended March 31, 2025.
Capital Expenditures	$2,830	$830	$1,133	$632	$5,425
Depreciation and amortization	$3,743	$2,535	$1,103	$157	$7,538

Total assets by segment

	March 31, 2026	June 30, 2025
Storage and Terminal Solutions	$220,011	$194,354
Utility and Power Infrastructure	93,741	98,582
Process and Industrial Facilities	31,944	39,490
Corporate	270,854	267,830
Total Segment Assets	$616,550	$600,256

Note 9 – Restructuring Costs and other
Restructuring costs and other include the following:

	Three Months Ended	Nine Months Ended
	March 31, 2026
CEO transition	$1,981	$1,981
Lease impairment	886	2,415
Severance and other personnel-related costs	115	1,858
Other	4	282
Total Restructuring costs and other	$2,986	$6,536
In the fourth quarter of fiscal 2025, we commenced an organizational restructuring plan to create a flatter, leaner organization by eliminating certain senior-level positions, streamlining our engineering and construction services, and decentralizing elements of our business development organization.
In fiscal 2026, we continued the organizational restructuring plan to further integrate our engineering and construction services, consolidate service lines, and close an under-performing office, among other changes. We incurred $2.1 million of severance and other costs during the nine months ended March 31, 2026 associated with these actions.
Additionally, during the first quarter of fiscal 2026, we recorded $1.5 million of operating lease and fixed asset impairments associated with certain real estate leases that we exited as part of our organizational restructuring plan. The fair values of the assets associated with these leases were determined based on Level 3 fair value measurements, utilizing a discounted cash flow method based in part on projected sublease income. During the three months ended March 31, 2026, unfavorable market conditions for an exited office lease negatively impacted our ability to sublease the space. As a result, we recorded an additional $0.9 million of expense, representing a full impairment of the remaining Operating lease right-of-use asset and leasehold improvements, and an accrual of the remaining common area maintenance payments due under the lease.
In connection with the Board’s succession planning, on February 2, 2026, John R. Hewitt and the Company entered into a Transition Agreement providing for Mr. Hewitt to transition from his role as President and Chief Executive Officer and step down effective June 30, 2026. Restructuring costs and other include $1.6 million in expense associated with cash severance payable in the first quarter of fiscal 2027, as well as $0.4 million in expense associated with stock-based compensation that will continue to settle after Mr. Hewitt’s separation. We expect to incur an additional $0.5 million in stock-based compensation expense in the fourth quarter of fiscal 2026 associated with his equity awards.
During the fourth quarter of fiscal 2026, we took further action aimed at reducing our cost structure, which included eliminating multiple positions, including the Chief Administrative Officer position. We also announced a transition and separation agreement with Kevin Cavanah, our Chief Financial Officer, and have commenced a search for a new Chief Financial Officer. We expect to incur approximately $2 million in cost in the fourth quarter associated with these actions.

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
•our ability to comply with the covenants in the ABL Facility;
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

These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•any risks discussed in this Form 10-Q, our Form 10-K for the fiscal year ended June 30, 2025, and in our other filings with the Securities and Exchange Commission;
•economic, market or business conditions in general, disruptions in the global supply chain, and in the natural gas, power, oil, petrochemical, industrial and power industries in particular;
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

Investors should note that we announce material financial information in SEC filings, press releases, presentations and public conference calls. Based on guidance from the SEC, we may use the Investors section of our website (www.matrixservicecompany.com) to communicate with investors and we intend to post presentations and other materials there. It is possible that the financial and other information posted to our website could be deemed to be material information.

The information on our website is not part of, and is not incorporated into, this report.

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
•Process and Industrial Facilities: primarily consists of plant maintenance, repair, and turnarounds in the downstream and midstream markets for energy clients including refining and processing of crude oil, fractionating, and marketing of natural gas and NGLs. We also perform engineering, procurement, fabrication, and construction for refinery upgrades and retrofits for renewable fuels, including hydrogen processing, production, loading and distribution facilities. We also engineer and construct thermal vacuum test chambers for aerospace and defense industries and other infrastructure for industries including chemicals, petrochemical, sulfur, mining and minerals, cement, agriculture, wastewater treatment facilities and other industrial customers.
Operational Update

The third quarter of fiscal 2026 marked a significant inflection point for our business, as we returned to profitability. For the three months ended March 31, 2026, we reported net income of $0.8 million, compared to a net loss of $3.4 million in the same period last year. This improvement reflects the successful execution of our strategic initiatives, including disciplined project management and targeted restructuring actions.

Our gross margin increased to 8.3% in the third quarter of fiscal 2026, up from 6.4% in the same period last year, driven by improved project execution in our Storage and Terminal Solutions and Utility and Power Infrastructure segments. These results demonstrate the positive impact of our efforts to enhance operational efficiency and optimize our project portfolio. Additionally, the reduction in selling, general and administrative (SG&A) expenses, which are down 14% year-over-year, reflects the benefits of our organizational restructuring and ongoing cost discipline.

While our return to profitability is an important milestone, we recognize that further work is required to achieve our long-term financial objectives. Overhead cost absorption remains an area of focus. We continue to pursue opportunities to better align our cost structure with current and anticipated business volumes, including the reallocation of resources and the streamlining of support functions. Moreover, although SG&A leverage improved this quarter, we are committed to driving additional efficiencies to ensure that our overhead costs scale appropriately as revenue grows. To that end, in the fourth quarter of fiscal 2026, we have taken a number of actions aimed at further reducing our cost structure by reducing our workforce, including the elimination of our Chief Administrative Officer position.

In addition to these actions, during the fourth quarter of fiscal 2026, we announced the planned departure of our Chief Financial Officer, Kevin Cavanah, which is expected to occur in September 2026. We have retained a leading executive search firm to conduct a comprehensive search for our next Chief Financial Officer who will work alongside our incoming President and Chief Executive Officer Shawn Payne to lead the organization in fiscal 2027 and beyond.

Looking ahead, we will maintain our focus on revenue and profitability growth through disciplined project selection, operational execution, and cost management. These priorities are essential to sustaining profitability, improving returns on invested capital, and positioning the company for long-term growth. We believe that the actions we are taking will further strengthen our competitive position and enhance value for our stockholders.

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

The following table provides a summary of changes in our backlog for the three months ended March 31, 2026:

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Total
	(In thousands)
Backlog as of December 31, 2025	$821,408	$202,777	$102,888	$1,127,073
Project awards	37,535	46,633	24,135	108,303
Revenue recognized	(111,621)	(59,963)	(35,125)	(206,709)
Backlog as of March 31, 2026	$747,322	$189,447	$91,898	$1,028,667
Book-to-bill ratio(1)	0.3x	0.8x	0.7x	0.5x

(1)Calculated by dividing project awards by revenue recognized.

The following table provides a summary of changes in our backlog for the nine months ended March 31, 2026:

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Total
	(In thousands)
Backlog as of June 30, 2025	$770,095	$346,384	$265,629	$1,382,108
Project awards	298,159	97,172	77,288	472,619
Other adjustments (2)	—	(44,239)	(152,720)	(196,959)
Revenue recognized	(320,932)	(209,870)	(98,299)	(629,101)
Backlog as of March 31, 2026	$747,322	$189,447	$91,898	$1,028,667
Book-to-bill ratio(1)	0.9x	0.5x	0.8x	0.8x

(1)Calculated by dividing project awards by revenue recognized.
(2)Previous project awards removed from backlog.

In the Storage and Terminal Solutions segment, we booked $37.5 million of project awards during the third quarter of fiscal 2026. During the nine months ended March 31, 2026, we booked $298.2 million of project awards. This segment includes significant opportunities for storage infrastructure projects related to natural gas, LNG, ammonia, NGLs and other forms of low carbon energy. We believe LNG, NGLS and ammonia projects in particular will be key growth drivers for this segment. Bidding activity in these markets has been strong and we expect that to continue.
In the Utility and Power Infrastructure segment, we booked $46.6 million of project awards during the third quarter of fiscal 2026. During the nine months ended March 31, 2026, we booked $97.2 million of project awards. Our opportunity pipeline for LNG peak shaving projects continues to be promising, with both greenfield facility projects as well as the projects for the upgrade, maintenance, and repair to existing infrastructure. The timing between the major greenfield awards can be extended due to the client activity and bidding diligence, but their addition to backlog is significant and will drive long-term sustainable growth in the segment. The smaller upgrade projects are key measures of our brand power and strength in the market, keeping key resources active while creating opportunities to strengthen execution and engineering teams. Power generation and delivery infrastructure opportunities are expected to be driven over the long-term by increasing electrical demand and the related electrical grid requirements. Project opportunities and bidding activity are strong across the segment.
In the Process and Industrial Facilities segment, we booked $24.1 million of project awards during the third quarter of fiscal 2026. During the nine months ended March 31, 2026, we booked $77.3 million of project awards. We continue to see increasing opportunities in chemicals, renewable fuels, and refinery maintenance and turnarounds. Additionally, after an extended period of limited investment, activity in the U.S. non-ferrous mining sector has begun to improve, supported by demand growth in copper and higher gold prices, as well as policy initiatives related to critical minerals.
During the first quarter of fiscal 2026, backlog was adjusted to reflect the removal of two projects. Backlog in the Utility and Power Infrastructure segment was impacted by the removal of an award originally added to backlog in the fourth quarter of fiscal 2025. Our unwillingness to accept an increased risk profile caused the client to change their award decision. Our backlog in the Process and Industrial Facilities segment was impacted by the removal of an award originally added to backlog in the third quarter of fiscal 2023. The project was removed from backlog as the ultimate customer is now planning to change the project execution and sourcing strategy for the project. While we ultimately may perform some of this work, we determined inclusion of the award in backlog was no longer appropriate.
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

Three months ended March 31, 2026 Compared to the Three months ended March 31, 2025
The information below is an analysis of our consolidated results for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.
Consolidated Results of Operations

	Three Months Ended
	March 31,		2026 v 2025
Dollars in thousands	2026	2025	Change	%
Revenue	$206,709	$200,161	$6,548	3%
Cost of revenue	189,556	187,311	2,245	1%
Gross profit	17,153	12,850	4,303	33%
Gross margin %	8.3%	6.4%	1.9%	29.7%
Selling, general and administrative expenses	15,215	17,726	(2,511)	(14)%
Restructuring costs and other	2,986	124	2,862	2308%
Operating loss	(1,048)	(5,000)	3,952	79%
Other income (expense):
Interest expense	(85)	(134)	49	37%
Interest income	2,190	1,518	672	44%
Other income (expense)	(187)	182	(369)	(203)%
Income (loss) before income tax expense	870	(3,434)	4,304	125%
Provision for federal, state and foreign income taxes	35	—	35	—%
Net income (loss)	$835	$(3,434)	$4,269	124%

Revenue - The increase in consolidated revenue of $6.5 million, or 3%, was attributable to higher revenue volumes in our Storage and Terminal Solutions segment, partially offset by lower revenue volumes in our Processing and Industrial Facilities segment.
Gross profit - Gross profit in the third quarter of fiscal 2026 increased $4.3 million, or 33%, compared to the third quarter of fiscal 2025. Gross margin was 8.3% for the third quarter of fiscal 2026 compared to gross margin of 6.4% for the third quarter of fiscal 2025. The increase in gross margin was due to higher gross margins in the Storage and Terminal Solutions and Utility and Power Infrastructure segments, partially offset by lower gross margins in the Process and Industrial Facility segment. Overall, gross margins during the period benefited from strong project execution and improved overhead recovery.
Selling, general and administrative expenses - The decrease in selling, general and administrative expenses ("SG&A") of $2.5 million, or 14%, primarily due to cost reductions resulting from our organizational restructuring plan. Additionally, stock compensation expense decreased by $1.0 million primarily as a result of executive separations during the period.
Restructuring costs and other - The Company incurred $3.0 million of restructuring and other costs during the third quarter of fiscal 2026. Costs included $2.0 million related to the CEO transition and $0.9 million associated with a lease impairment. See Part I, Item 1. Financial Statements (Unaudited), Note 9 - Restructuring Costs, for further details.
Interest income - Interest income increased $0.7 million during the third quarter of fiscal 2026, compared to the third quarter of fiscal 2025, primarily due to an increase in our cash balance.
Other income (expense) - Other income (expense) decreased $0.4 million due primarily to an increase in foreign currency translation losses associated with our Australian and South Korean subsidiaries.
Provision for income taxes - Income tax expense for both periods was insignificant. The effective tax rates during both periods were impacted by valuation allowances of $0.2 million and $1.2 million, respectively, placed on deferred tax assets generated during the quarters. We placed a valuation allowance on our deferred tax assets due to the existence of a cumulative loss over a three-year period. Currently, we place valuation allowances on newly generated deferred tax assets. We will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided as we generate taxable income.

Results of Operations by Business Segment

	Three Months Ended
	March 31,		2026 v 2025
Dollars in thousands	2026	2025	Change	% Favorable (Unfavorable)
Revenue
Storage and Terminal Solutions	$111,621	$96,054	$15,567	16%
Utility and Power Infrastructure	59,963	58,676	1,287	2%
Process and Industrial Facilities	35,125	45,431	(10,306)	(23)%
Total revenue	$206,709	$200,161	$6,548	3%
Gross profit (loss)
Storage and Terminal Solutions	$7,772	$3,731	$4,041	108%
Utility and Power Infrastructure	8,162	5,537	2,625	47%
Process and Industrial Facilities	887	3,759	(2,872)	(76)%
Corporate	332	(177)	509	(288)%
Total gross profit	$17,153	$12,850	$4,303	33%
Gross margin %
Storage and Terminal Solutions	7.0%	3.9%	3.1%	79%
Utility and Power Infrastructure	13.6%	9.4%	4.2%	45%
Process and Industrial Facilities	2.5%	8.3%	(5.8)%	(70)%
Total gross margin %	8.3%	6.4%	1.9%	30%
Operating income (loss)
Storage and Terminal Solutions	$2,456	$(2,613)	$5,069	194%
Utility and Power Infrastructure	5,186	2,877	2,309	80%
Process and Industrial Facilities	(710)	1,617	(2,327)	(144)%
Corporate	(7,980)	(6,881)	(1,099)	(16)%
Total operating loss	$(1,048)	$(5,000)	$3,952	79%
Storage and Terminal Solutions
Storage and Terminal Solutions revenues increased by $15.6 million, or 16%, in the three months ended March 31, 2026 compared to the same period last year, driven by an increased volume of work for LNG projects.
Storage and Terminal Solutions gross profit increased by $4.0 million, or 108%, in the three months ended March 31, 2026 compared to the same period last year. The segment gross margin of 7.0% for the three months ended March 31, 2026 was higher than segment gross margin of 3.9% in the same period last year. Margin improvement was driven by improved project execution overall as well as an improvement in overhead cost absorption.
Utility and Power Infrastructure
Utility and Power Infrastructure revenues were largely consistent with prior year, increasing by $1.3 million, or 2%, in the three months ended March 31, 2026 compared to the same period last year.
Utility and Power Infrastructure gross profit increased by $2.6 million, or 47%, in the three months ended March 31, 2026 compared to the same period last year. The segment gross margin was 13.6% for the three months ended March 31, 2026 compared to 9.4% in the same period last year, an increase of 4.2% due to strong project execution throughout the segment.

Process and Industrial Facilities
Process and Industrial Facilities revenues decreased by $10.3 million, or 23%, in the three months ended March 31, 2026 compared to the same period last year. The decrease is primarily attributable to lower revenue volumes for thermal vacuum chambers, refinery work, and industrial facilities.
Process and Industrial Facilities gross profit decreased by $2.9 million, or 76%, in the three months ended March 31, 2026 compared to the same period last year. The segment gross margin was 2.5% for the three months ended March 31, 2026 compared to 8.3% in the same period last year. The decrease is attributable to mix of work and the settlement of a legal matter, which reduced gross margin by $1.1 million. See Part I, Item 1. Financial Statements (Unaudited), Note 6 - Commitments and Contingencies, for more details.

Nine months ended March 31, 2026 Compared to the Nine months ended March 31, 2025
The information below is an analysis of our consolidated results for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.
Consolidated Results of Operations

	Nine Months Ended
	March 31,		2026 v 2025
Dollars in thousands	2026	2025	Change	%
Revenue	$629,101	$552,909	$76,192	14%
Cost of revenue	584,631	521,354	63,277	12%
Gross profit	44,470	31,555	12,915	41%
Gross margin %	7.1%	5.7%	1.4%	24.6%
Selling, general and administrative expenses	46,661	53,592	(6,931)	(13)%
Restructuring costs and other	6,536	124	6,412	5171%
Operating loss	(8,727)	(22,161)	13,434	61%
Other income (expense):
Interest expense	(330)	(368)	38	10%
Interest income	5,535	4,668	867	19%
Other income (expense)	67	(313)	380	(121)%
Loss before income tax expense	(3,455)	(18,174)	14,719	81%
Provision for federal, state and foreign income taxes	267	16	251	1569%
Net loss	$(3,722)	$(18,190)	$14,468	80%
Revenue - The increase in overall revenue of $76.2 million, or 14%, was primarily attributable to increased revenue volumes in our Storage and Terminal Solutions and Utility and Power Infrastructure segments.
Gross profit - Gross profit in the nine months ended March 31, 2026 increased $12.9 million, or 41%, compared to the same period in the prior year. Gross margin increased to 7.1% for the nine months ended March 31, 2026 compared to 5.7% for the same period prior year. The increase in gross margin for the nine months is attributable to higher gross margins in our Storage and Terminal Solutions and Utility and Power Infrastructure segments, partially offset by lower margins in our Process and Industrial Facilities segment. Overall, gross margins during the period benefited from strong project execution and improved overhead recovery.
Selling, general and administrative expenses - The decrease in SG&A expenses of $6.9 million, or 13%, is due in part to cost reductions resulting from our organizational restructuring plan. Stock compensation also decreased by $1.5 million, due in part to executive separations occurring during the third quarter of fiscal 2026. Additionally, SG&A decreased $1.7 million associated with the variable accounting for cash-settled stock-based compensation, primarily as a result of fluctuations in our stock price.
Restructuring costs and other - The Company incurred $6.5 million of costs during the nine months ended March 31, 2026 related to organizational restructuring and other related costs. This included $2.0 million of expense related to the CEO transition, as well as severance for other personnel and lease impairments for exited leases. See Part I, Item 1. Financial Statements (Unaudited), Note 9 - Restructuring Costs, for further details.
Interest income - The increase in interest income of $0.9 million is primarily due to an increase in our cash balance.
Other income (expense) - Other income increased $0.4 million in the nine months ended March 31, 2026 as compared to the same period prior year due primarily to a reduction in foreign currency transaction losses associated with our Australian and South Korean subsidiaries.

Provision for income taxes - Income tax expense for both periods was insignificant. The effective tax rates during both periods were impacted by valuation allowances of $0.8 million and $4.3 million, respectively, placed on deferred tax assets generated during the quarters. We placed a valuation allowance on our deferred tax assets due to the existence of a cumulative loss over a three-year period. Currently, we place valuation allowances on newly generated deferred tax assets. We will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided as we generate taxable income.

Results of Operations by Business Segment

	Nine Months Ended
	March 31,		2026 v 2025
Dollars in thousands	2026	2025	Change	% Favorable (Unfavorable)
Revenue
Storage and Terminal Solutions	$320,932	$269,800	$51,132	19%
Utility and Power Infrastructure	209,870	175,664	34,206	19%
Process and Industrial Facilities	98,299	107,445	(9,146)	(9)%
Total revenue (1)	$629,101	$552,909	$76,192	14%
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and were $3.0 million for the nine months ended March 31, 2026.
Gross profit (loss)
Storage and Terminal Solutions	$19,023	$15,700	$3,323	21%
Utility and Power Infrastructure	22,174	10,253	11,921	116%
Process and Industrial Facilities	3,535	6,126	(2,591)	(42)%
Corporate	(262)	(524)	262	50%
Total gross profit	$44,470	$31,555	$12,915	41%
Gross margin %
Storage and Terminal Solutions	5.9%	5.8%	0.1%	2%
Utility and Power Infrastructure	10.6%	5.8%	4.8%	83%
Process and Industrial Facilities	3.6%	5.7%	(2.1)%	(37)%
Corporate	—%	—%	—%	—%
Total gross margin %	7.1%	5.7%	1.4%	25%
Operating income (loss)
Storage and Terminal Solutions	$858	$(1,780)	$2,638	148%
Utility and Power Infrastructure	13,305	56	13,249	23659%
Process and Industrial Facilities	(1,718)	541	(2,259)	(418)%
Corporate	(21,172)	(20,978)	(194)	(1)%
Total operating loss	$(8,727)	$(22,161)	$13,434	61%

Storage and Terminal Solutions
Storage and Terminal Solutions revenues increased by $51.1 million, or 19%, in the nine months ended March 31, 2026 compared to the same period last year, driven by increased volume of work for specialty storage projects.
Storage and Terminal Solutions gross profit increased by $3.3 million, or 21%, in the nine months ended March 31, 2026 compared to the same period last year. The segment gross margin was 5.9% for the nine months ended March 31, 2026 compared to segment gross margin of 5.8% in the same period last year. During the second and third quarter of fiscal 2026, costs associated with warranty-type items and third-party commercial matters arising during commissioning of specialty tank work resulted in a $3.6 million and a $2.6 million reduction of gross profit, respectively. The impact of this work was offset by strong project execution across the remainder of the segment.
Utility and Power Infrastructure
Utility and Power Infrastructure revenues increased by $34.2 million, or 19%, in the nine months ended March 31, 2026 compared to the same period last year. The increase is primarily attributable to higher volumes of work for LNG peak shaving projects and power delivery work.
Utility and Power Infrastructure gross profit increased by $11.9 million, or 116%, in the nine months ended March 31, 2026 compared to the same period last year. The segment gross margin was 10.6% for the nine months ended March 31, 2026 compared to 5.8% in the same period last year due to strong project execution and improved construction overhead cost absorption as a result of higher revenues.
Process and Industrial Facilities
Process and Industrial Facilities revenues decreased by $9.1 million, or 9%, in the nine months ended March 31, 2026 compared to the same period last year. The decrease is primarily attributable to lower revenue volumes for thermal vacuum chambers and industrial facilities, partially offset by higher volumes of refinery work.
Process and Industrial gross profit decreased by $2.6 million, or 42%, in the nine months ended March 31, 2026 compared to the same period last year. The segment gross margin was 3.6% for the nine months ended March 31, 2026 compared to segment gross margin of 5.7% in the same period last year. Improved overhead cost absorption associated with reallocation of resources to other segments was partially offset by reductions in gross margin due to mix of work. Additionally, the settlement of a legal matter reduced gross margin during the third quarter of fiscal 2026 by $1.1 million. See Part I, Item 1. Financial Statements (Unaudited), Note 6 - Commitments and Contingencies, for more details.

LIQUIDITY AND CAPITAL RESOURCES

Overview
We assess liquidity based on the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity at March 31, 2026 were unrestricted cash and cash equivalents on hand, capacity under our ABL Facility, and cash generated from operations. Our primary operational uses of capital are expenditures required to execute our projects, fund business operations and fulfill our contractual obligations. We believe that for at least the next 12 months, our cash position, anticipated cash generated by operating activities, along with our availability under the ABL Facility, is sufficient to support our operating requirements.

Unrestricted cash and cash equivalents at March 31, 2026 totaled $233.0 million and availability under the ABL Facility totaled $64.2 million, resulting in total liquidity of $297.2 million. During the third quarter of fiscal 2026, liquidity increased $39.6 million primarily as a result of changes in working capital. During the nine months ended March 31, 2026, liquidity increased by $12.7 million primarily as a result of changes in working capital.
The following table provides a reconciliation of restricted cash and unrestricted cash in the Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows, as well as availability and total liquidity (in thousands):

	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Total cash, cash equivalents and restricted cash	$258,021	$223,964	$217,307	$249,641
Less: Restricted cash	25,000	25,000	25,000	25,000
Unrestricted cash	233,021	198,964	192,307	224,641
Availability under ABL Facility	64,150	58,615	56,617	59,815
Total Liquidity	$297,171	$257,579	$248,924	$284,456
The following table provides a summary of changes in our liquidity for the three months ended March 31, 2026 (in thousands):

Liquidity at December 31, 2025	$257,579
Cash provided by operating activities	34,162
Capital expenditures	(917)
Proceeds from sale of assets	999
Increase in availability under ABL Facility	5,535
Cash provided by financing activities	46
Effect of exchange rate changes on cash	(233)
Liquidity at March 31, 2026	$297,171

The following table provides a summary of changes in our liquidity for the nine months ended March 31, 2026 (in thousands):

Liquidity at June 30, 2025	$284,456
Cash provided by operating activities	15,717
Capital expenditures	(4,104)
Proceeds from sale of assets	1,483
Increase in availability under ABL Facility	4,335
Cash used by financing activities	(4,228)
Effect of exchange rate changes on cash	(488)
Liquidity at March 31, 2026	$297,171
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
The borrowing base is recalculated on a monthly basis and at March 31, 2026, our borrowing base was $68.6 million. We had no borrowings outstanding and $4.4 million in letters of credit outstanding, which resulted in availability of $64.2 million under the ABL Facility. For additional information regarding our ABL Facility, see Item I of Part I, "Financial Statements - Note 4 - Debt."
CASH FLOW ANALYSIS
The following table summarizes our changes in cash flow activities for the periods indicated (in thousands):

	Nine Months Ended
	March 31,
	2026	2025

Cash flows provided by operating activities	$15,717	$76,763
Cash flows used in investing activities	(2,621)	(5,188)
Cash flows used in financing activities	(4,228)	(1,086)
Effect of exchange rate changes on cash	(488)	(563)
Change in cash and cash equivalents	8,380	69,926
Cash and cash equivalents at beginning of period	249,641	140,615
Cash and cash equivalents at end of period	$258,021	$210,541

Cash Flows Provided by Operating Activities
The following table summarizes the components of cash flows provided by operating activities for the periods indicated (in thousands):

	Nine Months Ended
	March 31,
	2026	2025

Net loss	$(3,722)	$(18,190)
Depreciation and amortization	6,704	7,538
Stock-based compensation expense	5,476	6,754
Operating lease impairment due to restructuring	2,415	—
Gain on disposal of property, plant and equipment	(457)	(122)
Other non-cash expenses	236	108
Cash effect of changes in operating assets and liabilities	5,065	80,675
Net cash provided by operating activities	$15,717	$76,763
The significant components of the $5.1 million change in operating assets and liabilities for the nine months ended March 31, 2026 are summarized as follows:

•Accounts receivable, excluding credit losses recognized during the period and including retention amounts classified as non-current, increased by $16.0 million which decreased cash flows from operating activities. The increases are primarily attributable to the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $4.8 million which increased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $17.1 million which increased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volumes and the timing of when job costs are incurred and the timing of customer billings and payments. Some fixed-price customer contracts allow for significant upfront billings at the beginning of a project, which increases liquidity near-term.

•Accounts payable increased by $9.2 million which increased cash flows from operating activities. These operating liabilities can fluctuate based on business volumes; the timing of vendor payments; accruals; and other timing differences.

•Changes in other operating assets and liabilities decreased cash flows from operating activities by $10.0 million. These operating assets and liabilities can fluctuate based on business volumes and timing of certain cash receipts and payments. Additionally, we generally prepay our annual insurance premiums in the first quarter of the fiscal year.
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

•Accounts payable increased by $13.0 million which increased cash flows from operating activities. These operating liabilities can fluctuate based on business volumes; the timing of vendor payments; accruals; and other timing differences.

•Changes in other operating assets and liabilities decreased cash flows from operating activities by $0.1 million. These operating assets and liabilities can fluctuate based on business volumes and timing of certain cash receipts and payments. Additionally, we generally prepay our annual insurance premiums in the first quarter of the fiscal year.

Cash Flows Used by Investing Activities
Investing activities used $2.6 million and $5.2 million of cash in the nine months ended March 31, 2026 and 2025, respectively. Capital expenditures were $4.1 million and $5.4 million in the nine months ended March 31, 2026 and 2025, respectively. During the nine months ended March 31, 2026, we also received $1.5 million of proceeds from the sale of property plant and equipment, primarily associated with our transmission and distribution service line, which we began winding down in the fourth quarter of fiscal 2025.
Cash Flows Used by Financing Activities
Financing activities used $4.2 million and $1.1 million of cash in the nine months ended March 31, 2026 and 2025, respectively, primarily due to payments of $4.2 million and $1.2 million, respectively, to satisfy tax withholding obligations associated with stock-based compensation.

Dividend Policy
We have never paid cash dividends on our common stock and the terms of our ABL Facility limit dividends to stock dividends only. Any future dividend payments will depend on the terms of our ABL Facility, our financial condition, capital requirements and earnings as well as other relevant factors.
Stock Repurchase Program
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program in the three months ended March 31, 2026 and have no current plans to repurchase stock. As of March 31, 2026, there were 1,349,037 shares available for repurchase under the Stock Buyback Program. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant.
Off-Balance Sheet Arrangements and Other Commitments
We enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. The following represents transactions, obligations or relationships that could be considered material off-balance sheet arrangements.
•Surety Bonds: The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. Surety bonds expire at various times ranging from final completion of a project to a period extending beyond contract completion in certain circumstances. Such amounts can also fluctuate from period to period based upon the mix and level of our bonded operating activity. As of March 31, 2026, there were $286.9 million of surety bonds in force, of which we expect $269.9 million to expire within the next 12 months. Of the bonds in force, $265.4 million related to performance bonds for ongoing projects and the remainder related to contractor licensing, liens, and other bonds. We are not aware of any losses in connection with surety bonds that have been posted on our behalf, and we do not expect to incur significant losses in the foreseeable future.
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
•Letters of credit: We issue letters of credit under our ABL Facility in the normal course of business to support workers' compensation insurance programs or certain construction contracts. As of March 31, 2026, we had $4.4 million of letters of credit outstanding. The letters of credit that support our workers’ compensation insurance programs are expected to renew annually through the term of our credit facility.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2026.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended March 31, 2026.

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
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. As of March 31, 2026, 1,349,037 shares were available for repurchase under the stock buyback program. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. The terms of our ABL Facility also limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and we do not violate our Fixed Charge Coverage Ratio financial covenant. We made no repurchases under the stock buyback program in the third quarter of fiscal 2026 and have no current plans to repurchase stock.
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
Item 5. Other Information
Trading Arrangements
On February 16, 2026, Mr. Kevin S. Cavanah, our Vice President and Chief Financial Officer, entered into a trading plan with his broker intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Securities and Exchange Act of 1934 (“Rule 10b5-1 Trading Plan”). The Rule 10b5-1 Trading Plan allows Mr. Cavanah to sell up to 120,000 shares of Matrix Service Company common stock. Mr. Cavanah’s Rule 10b5-1 Trading Plan expires upon the earlier of October 1, 2027 or the date all trades pursuant to such trading plan are executed.

Amended and Restated Bylaws

On May 5, 2026, the Board of Directors of the Company amended and restated the Company’s Amended and Restated Bylaws (as so amended and restated, the “Amended and Restated Bylaws”), which became effective immediately. The Amended and Restated Bylaws enhance clarity and effect technical and administrative changes to conform to changes in the Delaware General Corporation Law (the “DGCL”). The amendments effected by the Amended and Restated Bylaws, among other things:

•modify certain provisions to reflect and conform to changes in the DGCL, including, those relating to the stock ledger available to stockholders prior to a meeting of stockholders and waiver of notice of a meeting;
•clarify that the vote of the holders of a majority of the issued and outstanding voting stock present in person or represented by proxy and entitled to vote on the matter shall decide any matter brought before a meeting of stockholders, except as provided to the contrary by the DGCL, the Company’s Certificate of Incorporation or the Amended and Restated Bylaws;
•modify the list of required and discretionary officers of the Company and the respective duties and authority of such officers;
•eliminate as redundant with disclosure rules the requirement that the Board present certain information regarding the business and condition of the Company at any stockholder meeting; and
•incorporate certain ministerial and conforming changes to provide clarification and consistency.

The foregoing summary of the Amended and Restated Bylaws does not purport to be a complete description and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.2 to this filing and incorporated herein by reference.

Item 6. Exhibits:
The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Any exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical hereafter.

Exhibit No.	Description

Exhibit 3.2	Amended and Restated Bylaws, effective as of May 5, 2026.

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 95:	Mine Safety Disclosure.

Exhibit 101.INS:	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date:	May 7, 2026	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)