Form 10-K
period 2026-06-30
MATRIX SERVICE CO
filed 2026-09-03
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2026
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission File No. 001-15461
MATRIX SERVICE COMPANY
(Exact name of registrant as specified in its charter)

Delaware		73-1352174
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

15333 JFK Blvd., Ste. 400		77032
Houston,	Texas
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code: (281) 458-8781
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MTRX	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $314.3 million.
The number of shares of the registrant’s common stock outstanding as of September 2, 2026 was 28,291,921 shares.
Documents Incorporated by Reference
Certain sections of the registrant's definitive proxy statement relating to the registrant's 2026 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

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
These forward-looking statements include, among others, such things as:
•amounts and nature of future project awards (including our expectations of growth from such awards), revenue and margins from each of our segments;
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
Our principal executive offices are located at 15333 JFK Blvd., Ste. 400, Houston, TX, 77032. Unless the context otherwise requires, all references herein to “Matrix Service Company”, “Matrix”, the “Company” or to “we”, “our”, and “us” are to Matrix Service Company and its subsidiaries.
Our purpose is to create long-term value for our employees, business partners, shareholders and communities. We are committed to fulfilling our purpose by striving to be a profitable, innovative, and growth-oriented company of choice for engineering, constructing, and maintaining essential energy and industrial infrastructure that delivers its services safely, with high quality, and on time, resulting in strong customer relationships.
Through our zero-incident safety culture, commitment to execution excellence and highly skilled workforce, we share one goal: to deliver the best to our customers, shareholders, employees and people across the globe who rely on the infrastructure we help design, build and maintain.
REPORTABLE SEGMENTS
We operate our business through three reportable segments:
•Storage and Terminal Solutions: delivers integrated engineering, procurement and construction ("EPC") services, along with repair, maintenance and fabrication services for bulk liquid, cryogenic, and refrigerated storage and terminal facilities supporting both traditional and emerging energy markets, including LNG, NGLs, petroleum products, chemicals, hydrogen, and ammonia. We also manufacture and sell specialty, precision-engineered tank products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
•Utility and Power Infrastructure: delivers comprehensive construction, maintenance, upgrades and fabrication services for power generation facilities and power infrastructure systems for a variety of customers, including public and private utilities, energy producers and data center customers. We also deliver integrated EPC, fabrication, and upgrade services for LNG peak shaving facilities.
•Process and Industrial Facilities: delivers engineering, construction, maintenance, and repair services across diverse heavy industrial and energy transition markets, including midstream and downstream energy, chemicals, mining and minerals, renewable fuels, and hydrogen. We also engineer and construct highly specialized infrastructure, notably thermal vacuum test chambers for the aerospace and defense sectors.

STRATEGIC PRIORITIES
Our strategy is centered on creating long-term shareholder value through three strategic priorities: Win, Execute, and Deliver.

Win
Our WIN strategy focuses on growing and diversifying our revenue base by securing projects across legacy, new, and re-emerging North American markets. We are capitalizing on strong demand in our traditional LNG and NGL infrastructure markets while actively expanding into high-growth sectors, particularly power generation for data centers and the mining of critical minerals essential to technology and defense. To provide our clients greater flexibility across diverse project delivery models, we are also accelerating growth in our construction-only services business.

Beyond our specific market focus, we are broadening our geographic reach and elevating our strategic account management to deepen existing relationships and drive new customer acquisition. Collectively, these targeted initiatives, paired with our improved speed-to-market and lower cost structure, will strengthen our backlog, expand our market share, and drive sustainable, profitable organic growth.

Execute	Execution is where our reputation is earned, relying on our absolute commitment to delivering high-quality projects safely, on time, and on budget. Through recent organizational streamlining, our operations teams are now entirely dedicated to the bidding and execution of work, backed by an enterprise-wide culture of accountability where every leader and division is focused on measurable performance.

To drive consistent operational excellence, we are implementing targeted, full-lifecycle improvement initiatives across the organization. By refining our project proposal and contracting discipline, improving engineering and construction processes, and reinforcing our safety, change, and quality management systems, we are structurally improving project outcomes and delivering greater value to our clients and shareholders.

Deliver	We are committed to translating profitable growth and operational performance into sustainable value creation for our shareholders and other stakeholders. Through disciplined capital allocation, operational efficiency, strategic investment in our people and systems, and a balanced approach to both organic and acquisition-related growth opportunities, we seek to generate consistent financial performance and long-term shareholder value.

Our strategic framework aligns the organization around common objectives, supports disciplined execution, and promotes accountability across the enterprise. Supported by a strong balance sheet, liquidity, and a focus on operational excellence, we believe we are well positioned to execute our strategy and pursue long-term growth opportunities.

We believe Matrix is well-positioned to benefit from continued investment in energy, power, industrial, and infrastructure markets, supported by our experienced workforce, established customer relationships, strong balance sheet, and a commitment to safe and reliable project delivery.
COMPETITIVE STRENGTHS
Our competitive strengths include our strong safety culture, deep expertise in complex storage infrastructure, full-service capabilities, long-term client relationships, high return of repeat customers, people/highly skilled workforce, commitment to execution excellence, and strong risk management practices.
OTHER BUSINESS MATTERS
Customers and Marketing
We provided services to approximately 232 customers in fiscal 2026. Most of our revenue comes from long-term customer relationships. One customer accounted for $176.4 million or 20.1% of our consolidated revenue in fiscal 2026, which was primarily included in the Storage and Terminal Solutions segment. Another customer accounted for $153.1 million or 17.5% of our consolidated revenue in fiscal 2026, which was primarily included in the Utility and Power Infrastructure segment. Another customer accounted for $88.1 million or 10.0% of our consolidated revenue in fiscal 2026, which was primarily included in the Storage and Terminal Solutions segment. Because these significant customers generally contract with us for specific projects or for specific periods of time, we may lose these customers from year to year as the projects or maintenance contracts are completed. See Part II, Item 8. Financial Statements and Supplementary Data, Note 13 - Segment Information, for more information about concentration of revenue by segment.
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
A significant amount of our work is performed under contracts for specific projects on a fixed-price basis. While we act as the prime contractor of full engineering, procurement, and construction ("EPC") scopes on many of our projects, we also execute a variety of contract scopes under various project delivery methods implemented by our customers, including but not limited to front-end engineering and design contracts, standalone engineering contracts, standalone fabrication contracts, standalone construction contracts, or some combination thereof, as well as acting as a subcontractor to prime contractors for various scopes.
The Company also performs work under Master Service Agreements (“MSAs”), which allow us to provide more routine services to our customers on an as-needed basis, including but not limited to maintenance and repair services, typically priced using a time-and-material or cost-plus basis.
Insurance
We maintain a comprehensive schedule of primary and excess insurance policies covering a broad range of exposures arising from our construction and general business operations. All of our policies have been procured with limits and deductibles or self-insured retention amounts up to certain limits applied on an occurrence or claims made basis.
Typically our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide warranties for materials. We may also be required to name the customer as an additional insured up to the limits of insurance available, to purchase special insurance policies for specific projects. We generally require our subcontractors to indemnify us and our customers and name us as an additional insured for activities arising out of the subcontractors’ work. There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers and subcontractors.
Bonding
In connection with our business, we may be required to provide various types of surety bonds guaranteeing our performance under certain contracts. Our ability to obtain surety bonds depends upon the surety company’s current underwriting standards. Customers may also request us to provide letters of credit in lieu of bonds to satisfy performance and financial guarantees on some projects. We also require certain subcontractors to provide additional security, including surety bonds in favor of us, to secure the subcontractors' work.
Competition
We compete with local, regional, national and international contractors and service providers. Competitors vary with the markets we serve. Few competitors compete in all of the markets we serve or provide all of the services we provide. Contracts are generally awarded based on price, quality, safety performance, schedule, experience and customer satisfaction.
Seasonality and Other Factors
Our operating results can exhibit seasonal fluctuations for a variety of reasons. In our Process and Industrial Facilities segment, turnarounds and planned outages at customer facilities are typically scheduled in the spring and the fall when the demand for energy is lower. Therefore, revenue volume for turnaround and maintenance work can be higher during the spring and fall than other periods throughout the year. Within the Utility and Power Infrastructure segment, power delivery work is generally scheduled by the public utilities when the demand for electricity is at its lowest. Therefore, revenue volume for power delivery work is typically lower in the summer months than in other periods throughout the year.
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
Other factors impacting operating results in all segments come from decreased work volume during holidays, work site permitting delays or customers accelerating or postponing work. The differing types, sizes, and durations of our contracts, combined with their geographic diversity and stages of completion, often result in fluctuations in our operating results.
Our overhead cost structure is generally fixed in the short term. Significant fluctuations in revenue volume usually lead to over or under recovery of fixed overhead costs, which can have a material impact on our gross margin and profitability.
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
Given the nature of our work, the size of our employee population can vary significantly throughout the year because of the number, type, and size of projects we have in progress at any particular time. As of June 30, 2026, we had 2,370 employees worldwide. Of those employees, 552 were employed in office-based positions and 1,818 were employed in field or craft positions. The location of our employees was as follows:

Region	% of Global Workforce
United States	93%
Canada	6%
Other International	1%

The percentage of our employees represented by trade unions as of June 30, 2026, was approximately 26%. Operating under collective bargaining agreements with various unions, our union employees are provided with benefits including health and welfare, pension, training programs and competitive compensation plans. We have not experienced any strikes or work stoppages in recent years and are proud that our relationships with our employees and labor unions are strong.
Business Ethics and Core Values
Our success relies on the skills, experience and dedication of our employees. We are committed to cultivating an engaging and dynamic work environment where people can find opportunities to succeed, grow and contribute to the success of the company. Our employees work each day to provide safe and reliable services to a wide range of customers in the states where we operate. Our core values, listed below, guide our employee behaviors and the ways in which we conduct our business and operations.

•Commitment to Safety
•Integrity
•Positive Relationships
•Stewardship
•Community Involvement
•Deliver the Best
Our employees are entrusted with engineering, constructing, and maintaining the complex, critical infrastructure that supports modern daily living and quality of life. Ethics and integrity are foundational in our ability to be successful and are engrained in our culture and core values. Across all areas of our business, we maintain focus on compliance and doing the right thing, and integrity is essential to every aspect of our business, in both policy and practice. Accordingly, we are committed to fostering compliance with all applicable laws and regulations, and to upholding the highest standards of ethical conduct in accordance with our code of conduct.
Health and Safety
We maintain a comprehensive safety and risk management program. Our senior leadership, risk management department, and large network of safety directors and health, safety, and environmental professionals, effectively assess and manage potential risks and liabilities throughout the pre-construction and performance phases of our projects. Ensuring the safety of our employees and those around us is integral to who we are, and paramount to our success and sustainability. The journey to achieving and maintaining a zero-incident safety performance requires a strong culture of safety and hands-on leadership, combined with robust training along with comprehensive policies, processes, and systems to plan, perform, report, measure, and review, and to continuously improve our performance. We have incorporated safety as a key performance metric in our incentive compensation plan. We track and maintain several key safety metrics, which management reviews monthly. One such metric is our Total Recordable Incident Rate (‘‘TRIR’’), which is calculated by multiplying the number of recordable incidents by 200,000 and dividing that number by the total hours worked each year. Our TRIR was 0.92, 0.51, and 0.91 during fiscal years 2026, 2025, and 2024, respectively. Another metric is our Days Away, Restricted, or Transferred Rate ("DART"), which is calculated by multiplying the number of incidents requiring days away, restricted, or transferred by 200,000 and dividing that number by the total hours worked each year. Our DART was 0.33, 0.21, and 0.28 during fiscal years 2026, 2025, and 2024, respectively. These metrics are also used by others in our industry, which allows for a more objective comparison of our performance.
Culture and Engagement
Foundational to attracting, developing, and retaining an engaged workforce is our commitment to making sure our employees feel safe, know they are valued, know that their work matters, and are provided opportunities to achieve their maximum potential. We believe when we foster a respectful and collaborative workplace culture, we create an environment where employees are empowered to do their best work and feel connected to our shared success.
We continued to advance and strengthen our culture by proactively addressing mental health issues through our enterprise-wide Mental Health Task Force, Matrix C.A.R.E.S. In an industry where the suicide rate is four times the national average, we are committed to raising awareness and eliminating stigma around mental health and making resources available to all employees to address mental health issues or crises. Through targeted job site and virtual sessions, Matrix C.A.R.E.S. reached field and craft employees across the company, as well as our office-based employees across North America. We also embedded the importance of mental health into daily operations as a key part of our safety orientations and onboarding for craft and field employees. This consistent communication demonstrates our commitment to making mental health support accessible to all employees, everywhere.
Total Rewards Package
As part of our compensation philosophy and to attract and retain superior talent, we seek to offer and maintain market-competitive total rewards programs for our employees. In addition to base salaries, additional programs include incentive and project bonus opportunities, comprehensive healthcare coverage and insurance benefits, Company matched retirement plans, health savings and flexible spending accounts, an Employee Stock Purchase Plan, paid holidays and other paid time off, family leave, and flexible work schedules where possible. Other offerings include employee assistance programs with 365/24/7 access to resources and support, and Matrix HealthMatters, our robust wellness program that provides resources and education to help employees and their families get and stay healthy, focusing holistically on physical, mental and financial health.

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
Giving Back
We also empower our employees to donate time, talent, and resources through Company-led initiatives, matching of employee charitable contributions, and paid volunteer time off. Each year, our employees collectively log thousands of hours participating in individual community service projects in addition to hours they invest serving on non-profit boards and participating in Company-sponsored charitable events. We also provide direct corporate financial support to non-profit organizations in the communities where we live and work.
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
Regulation
Our operations are subject to compliance with federal, state, local, and international laws and regulations that affect various aspects of our business including with respect to:
•Licensing, permitting, specifications and inspecting requirements applicable to construction projects;
•Worker safety regulations;
•Wage and hour regulations and regulations associated with our collective bargaining agreements and unionized workforce;
•Protection of the environment, including regulations established by the Environmental Protection Agency (EPA), state agencies and other foreign environmental regulators;
We believe that we are in compliance with all material legal, licensing and regulatory requirements that are necessary to conduct our operations. Our failure to comply with applicable regulations could result in substantial fines or revocation of certain operating licenses, as well as give rise to termination or cancellation rights under our contracts or disqualify us from future bidding opportunities.
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
We are subject to labor laws and, where applicable, regulations associated with collective bargaining agreements and prevailing wage requirements. While we work to adhere to the Fair Labor Standards Act (FLSA) and state level laws and regulations that establish minimum wage, overtime pay, and other employment standards, the inherent nature of work in the construction industry carries risk of claims for noncompliance.
Across our organization, from our project sites to our offices, we are committed to environmental stewardship and to continuously striving to perform our work in a sustainable and environmentally responsible manner.
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
We are subject to numerous environmental laws, regulations and programs with respect to our work, including but not limited to the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, laws governing emissions and discharges into the environment, including discharges into air, surface water, groundwater and soil, and programs related to the protection of endangered species and critical habitats. In order to limit the risks associated with environmental exposure, we maintain certain environmental insurance policies that cover liability that may be incurred as a result of accidental releases of hazardous materials. We do not currently foresee any significant future capital spending relating to environmental matters.
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
The uncertainty associated with the timing of contract awards, and the commencement and progress of work for those awards, may reduce our short-term profitability as we balance our current capacity with expectations of future contract awards. If an expected contract award is delayed or not received, we could incur costs to maintain an idle workforce that may have a material adverse effect on our results of operations. Alternatively, we may decide that our long-term interests are best served by reducing our workforce and incurring increased costs associated with those separations, which also could have a material adverse effect on our results of operations in the period incurred. Reducing our workforce could also impact our results of operations if we are unable to adequately staff projects that are awarded subsequent to a workforce reduction.
We operate in highly competitive markets, and our failure to compete successfully for new awards on acceptable terms could adversely affect our results.
The markets for engineering, procurement, construction and maintenance services are highly competitive. We do not always win contracts that we have bid on for a variety of reasons. We compete with regional, national and international contractors and service providers on factors that include price, safety record, technical expertise, access to skilled personnel and equipment, reputation, financial strength and willingness to accept contractual risk. Some of our competitors may have greater financial, technical, personnel or equipment resources, lower cost structures or greater ability to accept contractual risk than we do. Competitive pressures may require us to accept lower margins, assume greater contractual risk, or offer more favorable terms to customers, and our inability to win new awards on acceptable terms could adversely affect our backlog, results of operations and cash flows.
Delays or failures in obtaining required regulatory approvals, permits, interconnection agreements or right-of-way access could delay or prevent projects and adversely affect our results.
The commencement, timing and performance of certain projects we perform, particularly for energy, utility and infrastructure customers, may depend on customers or other parties obtaining environmental, construction or operating permits, regulatory approvals, interconnection agreements, rights-of-way, pipeline approvals or other project prerequisites. These approvals may be delayed, challenged, denied or made more costly due to regulatory review, public opposition, private legal challenges, litigation, activism, changes in law or other factors outside our control. Delays or failures in obtaining required approvals could postpone, reduce, cancel or change the scope of projects, cause inefficient utilization of our workforce or equipment, increase costs and reduce our revenues, profitability and cash flows.
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
The availability of engineering and construction projects is dependent upon economic conditions and the outlook for natural gas, electrical infrastructure and power, mining and minerals, oil, petrochemical, industrial, renewable energy, and hydrogen industries, and specifically, the level of capital expenditures on energy infrastructure. Our failure to obtain projects, the delay of project awards, the cancellation of projects or delays in the execution of contracts has resulted and may continue to result in under-utilization of our resources, which could adversely impact our revenue, margins, operating results and cash flow. There are numerous factors beyond our control that influence the level of maintenance and capital expenditures of our customers, including:
•ability and demand to export LNG and other hydrocarbon products;
•the demand for natural gas, oil and electricity;
•current or projected commodity prices, including natural gas, oil, power and mineral prices;
•refining margins;
•the demand for alternative and renewable energy products, including hydrogen, and the impact of renewable portfolio standards, tax credits and other energy policies;

•the ability of energy and industrial companies to generate, access and deploy capital;
•interest rates, inflation, and tariffs;
•technological challenges and advances, including AI-related or other developments that may affect customer capital spending, project economics, operating models or demand for our services;
•energy storage economics and changes in generation resource mix;
•regulatory restraints on the rates that power companies may charge their customers; and
•local, national and international political and economic conditions.
Our profitability could be negatively impacted if we are not able to maintain appropriate utilization of our workforce.
We hire or lay off craft workers periodically based on the expected level of work on our projects; however, there can be no assurances that the timing of these employment decisions will correspond directly with actual work on our projects, potentially causing under or over-utilization.
The extent to which we utilize our workforce affects our profitability. If we under-utilize our workforce, our gross margins and overall profitability suffer in the short-term. If we over-utilize our workforce, we may negatively impact safety, employee satisfaction and project execution. The utilization of our workforce is impacted by numerous factors including:
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
An inability to attract and retain qualified personnel, and in particular, engineers, project estimators, project managers, and skilled craft workers, could impact our ability to perform on our contracts, which could harm our business and impair our future revenue and profitability.
Our ability to attract and retain qualified engineers, project estimators, project managers, skilled craft workers and other experienced professionals in accordance with our need is an important factor in our ability to maintain profitability and grow our business. Competent and experienced engineers, project estimators, project managers, and craft workers are especially critical to the profitable performance of our contracts, particularly on our fixed-price contracts where superior design and execution of the project can result in profits greater than originally estimated or where inferior design and project execution can reduce or eliminate estimated profits or even result in a loss. The market for these professionals is competitive, particularly during periods of economic growth when the supply is limited. While we continue to invest in attracting and retaining qualified personnel, we cannot guarantee that these efforts will be sufficient to meet our evolving workforce needs. Therefore, when we anticipate or experience growing demand for our services, we may incur additional cost to maintain a professional staff in excess of our current contract needs in an effort to have sufficient qualified personnel available to address this anticipated demand. If we do incur additional compensation and benefit costs, our customer contracts may not allow us to pass through these costs.
Our future success also depends to a significant degree on the skills, experience, and efforts of key personnel in our senior management team. During the past eighteen months, we executed an organizational restructuring plan which led to the departures of several members of our executive team, including our former Chief Executive Officer, as well as the planned departure of our current Chief Financial Officer in the first quarter of fiscal 2027.
An inability to retain key personnel, successfully manage leadership transitions, or recruit qualified replacements could negatively impact our ability to execute our business strategy and our business, financial condition, results of operations, and stock price could be adversely affected.

The loss of one or more of our significant customers could adversely affect us.
One or more customers have in the past and may in the future contribute a material portion of our revenue in any one year. One customer accounted for $176.4 million or 20.1% of our consolidated revenue in fiscal 2026, which was primarily included in the Storage and Terminal Solutions segment. Another customer accounted for $153.1 million or 17.5% of our consolidated revenue in fiscal 2026, which was primarily included in the Utility and Power Infrastructure segment. Another customer accounted for $88.1 million or 10.0% of our consolidated revenue in fiscal 2026, which was primarily included in the Storage and Terminal Solutions segment. Because these significant customers generally contract with us for specific projects or for specific periods of time, we may lose these customers from year to year as the projects or maintenance contracts are completed. The loss of business from any one of these customers could have a material adverse effect on our business or results of operations.
Our backlog is subject to unexpected fluctuations, adjustments and cancellations and does not include the full value of our long-term maintenance contracts, and therefore, may not be a reliable indicator of our future earnings.
Backlog may not be a reliable indicator of our future performance. We cannot guarantee that the revenue projected in our backlog will be realized or profitable, and, to the extent backlog includes estimates for long-term maintenance, master service or similar arrangements, customers may have no obligation to purchase or release a particular volume of work. Projects may remain in our backlog for an extended period of time. In addition, many of our contracts have termination rights. Project cancellations or scope adjustments may occur from time to time with respect to contracts included in our backlog that could reduce the dollar amount of our backlog and the revenue and profits that we actually earn.
The terms of our contracts could expose us to unforeseen costs and costs not within our control, which may not be recoverable and could adversely affect our results of operations and financial condition.
A significant amount of our work is performed under fixed-price contracts. Under fixed-price contracts, we agree to perform the contract for a fixed price and, as a result, could incur cost overruns above the approved contract price, which may not be recoverable. Under certain incentive fixed-price contracts, we may agree to share with a customer a portion of any savings we generate while the customer agrees to bear a portion of any increased costs we may incur up to a negotiated ceiling. To the extent costs exceed the negotiated ceiling price, we may be required to absorb some or all of the cost overruns.
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
A failure to obtain adequate and prompt compensation for these matters could require us to record in the current period an adjustment to revenue and profit recognized in prior periods under the percentage-of-completion accounting method. Any such adjustments, if substantial, could have a material adverse effect on our results of operations and financial condition, particularly for the period in which such adjustments are made. We can provide no assurance that we will be successful in obtaining, through negotiation, arbitration, litigation or otherwise, approved change orders in an amount adequate to compensate us for our additional work or expenses. While change orders or claims are unresolved, we may be required to use significant working capital to fund cost overruns, which could adversely affect our liquidity and cash flows.
Our business may be affected by difficult work sites and environments, which may adversely affect our overall business.
We perform our work under a variety of conditions, including difficult terrain, difficult site conditions, remote locations and busy urban centers where delivery of materials and availability of labor may be impacted. Performing work under these conditions can slow our progress, potentially causing us to incur contractual liability to our customers. These difficult conditions may also cause us to incur additional, unanticipated costs that we might not be able to pass on to our customers.
We are susceptible to severe weather conditions, including those caused by climate change or otherwise, which may harm our business and financial results.
Our business may be adversely affected by severe weather in areas where we or our customers have significant operations. Repercussions of severe weather conditions may include:
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
Our business has been affected by inflation, supply chain disruptions,    shortages of materials, labor or equipment,    and performance issues involving suppliers and subcontractors.
We may experience increases in construction costs, including increases in the costs of materials, components, equipment, subcontractor services and labor due to inflation, supply chain challenges, geopolitical conflicts, disruptions in global energy markets and related trade restrictions. Recent geopolitical developments and disruptions to shipping have caused increases in oil prices and disruptions to shipping routes, which could adversely affect global energy markets and the availability, cost and timing of the equipment, materials and services required for our projects. To the extent we can, we mitigate these risks primarily by procuring materials upon contract execution to ensure that our purchase price approximates the costs included in the project estimate, and also by contract provisions that mitigate our exposure to fluctuations in material costs. However, suppliers, subcontractors or equipment providers may fail to perform, fail to meet quality, safety, legal or schedule requirements, experience financial difficulties, or be unable to provide materials, components, equipment or services in the quantities, at the prices or within the lead times that we require. Shortages or extended lead times for key materials or components, or the unavailability or increased cost of equipment, could delay projects, require us to source replacements at higher prices, reduce productivity, damage customer relationships or reduce project profitability. We may be unable to pass through some or all of these increases in costs to our customers which may materially affect our results of operations. Additionally, our clients' interest in approving new projects, budgets for capital expenditures and need for our services have in the past been, and may in the future be, adversely affected by, among other things, poor economic conditions, including inflation, slow growth or recession, changes to governments' fiscal or monetary policy and higher interest rates. These factors could materially and adversely affect the demand for our services.
Changes in global trade policy and the impact on tariffs may have a material adverse effect on business operations and financial performance.
The U.S. presidential administration has announced tariffs on U.S. imports generally, with higher rates for select U.S. trade partners. Certain foreign governments have also announced retaliatory tariffs. The tariff policy environment has been and is expected to continue to be dynamic, and we cannot predict what additional actions may ultimately be taken by the United States or other governments with respect to tariffs or trade relations.

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
Unsatisfactory safety performance may subject us to fines, impact our ability to win work, affect customer relationships, result in higher operating costs, negatively impact employee morale and result in higher employee turnover.
Our projects are conducted at a variety of sites including construction sites and industrial facilities     that can place our employees and others near large equipment, dangerous processes or substances or highly regulated materials.
Although we have taken what we believe are appropriate precautions to adequately train and equip our employees, we have experienced serious accidents, including fatalities, in the past and may experience additional accidents in the future. Serious accidents may subject us to fines, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. Poor safety performance could also jeopardize our relationships with our customers, impact our ability to win future awards, and increase our insurance premiums.
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
Our collective bargaining agreements and multiemployer plan obligations could result in higher costs, work stoppages, or liabilities.
We contribute to several multiemployer pension plans for employees covered by collective bargaining agreements. These plans are not administered by us and contributions are determined in accordance with provisions of negotiated labor contracts. Our collective bargaining agreements may require specified wages and benefits. Renegotiation of these agreements, changes in union work rules, labor disputes, wage or benefit increases, unionization of additional workforces or work stoppages could increase our costs, impair customer relationships, delay projects or adversely affect our ability to perform work. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multiemployer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. If we terminate, withdraw, or partially withdraw from other multiemployer pension plans, we could be required to make significant cash contributions to fund that plan's unfunded vested benefit, which could materially and adversely affect our financial condition and results of operations; however, we are not currently able to determine the net assets and actuarial present value of the multiemployer pension plans’ unfunded vested benefits allocable to us, if any, and we are not presently aware of the amounts, if any, for which we may be contingently liable if we were to withdraw from any of these plans. In addition, if the funding level of any of these multiemployer plans becomes classified as “critical status” under the Pension Protection Act of 2006, we could be required to make significant additional contributions to those plans.

A failure or outage in our operational systems, including cybersecurity incidents and disruptions involving third-party software or AI tools , may adversely affect our business and financial results.
We use numerous software applications and systems including third-party systems, to support critical operating and administrative functions such as project management, estimating, scheduling, human resources, accounting and financial reporting. Any sudden loss, disruption, cyber-attack, discontinuation of vendor support or unexpected cost to maintain, integrate or replace these systems could significantly increase our operating expenses, delay or prevent critical business operations, disrupt the management of our business, and adversely affect our financial results.
Any security breach resulting in the unauthorized use or disclosure of certain personal, proprietary, customer or employee information could put individuals at risk of identity theft and financial or other harm and result in costs to us in investigation, remediation, legal defense regulatory compliance and liability to parties who are financially harmed. We may incur significant costs to protect against the threat of information security breaches or to respond to or alleviate problems caused by such breaches. For example, laws may require notification to regulators, clients or employees and enlisting credit monitoring or identity theft protection in the event of a privacy breach. A cybersecurity attack could also be directed at our systems and result in interruptions in our operations or delivery of services to our clients and their customers. Furthermore, a material security breach could cause us to lose revenue, lose clients or cause damage to our reputation.
Additionally, as artificial intelligence (“AI”) technologies become increasingly sophisticated, the security risks associated with their use and the potential for misuse also increase. Hackers and malicious actors can harness the power of AI to develop more advanced cyberattacks, bypass security measures and exploit vulnerabilities in systems. Deepfake technology can be used to undermine organizations, spread false claims, misinform investors and impact financial markets. We may also use AI tools in our business, and challenges with effectively managing associated processes, data and models could result in reputational harm, competitive harm or legal liability. If the content, analyses or recommendations that AI applications assist in producing are, or are alleged to be, unstable, deficient, inaccurate, biased or yield conclusions for which there is no actionable recourse for those affected by its decisions, our business, financial condition and results of operations may be adversely affected. We have experienced cybersecurity threats to our information technology infrastructure and have experienced cyber-attacks, attempts to breach our systems and other similar incidents. Such prior events have not had a material impact on our financial condition, results of operations or liquidity. However, future threats could cause harm to our business and our reputation, as well as negatively impact our results of operations materially. Our insurance coverage may not be adequate to cover all the costs related to cyber-attacks or disruptions resulting from such events.
Our business may be negatively impacted if we are unable to adequately protect our intellectual property rights.
Our success is impacted by our ability to differentiate our services through our technologies and know-how. This includes the ability to protect intellectual property (“IP”) rights. We utilize a combination of patents, copyrights, trade secrets, confidentiality agreements and other contractual arrangements to protect our interests. However, these methods only provide limited protection and may not adequately protect our interests. Our employees and contractors are subject to confidentiality obligations, but this protection may be inadequate to deter or prevent misappropriation of our confidential information and/or infringement of our IP rights. This can be especially true in certain foreign countries where IP does not have equivalent protections as in the U.S. We also hold licenses from third parties utilized in our business operations. If we are no longer able to license such technology on commercially reasonable terms or otherwise, we could be adversely affected.
Financial Risks
Our borrowing capacity under our ABL Facility is determined by the size of our borrowing base and if the size of our borrowing base combined with our unrestricted cash does not provide adequate liquidity, then we may need to raise additional capital in the future for working capital, letters of credit, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms or at all, which would impair our ability to operate our business or achieve our strategic plan.
Management believes it has sufficient cash on hand and will generate sufficient cash from operations to fund the business. However, should we require additional liquidity, there is risk that we will be unable to access the amount of additional liquidity needed from our ABL Facility if the level of assets included in the borrowing base is insufficient. The borrowing base includes restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. Accounts receivable eligible to be included in the borrowing base are generally limited to receivables associated with time and materials and other cost reimbursable contracts. While receivables associated with fixed price work generally do not increase the borrowing base, such work often has upfront billings, which help support the liquidity needs of the business.
To the extent that cash on hand, cash flow from operations, and borrowing availability under the ABL Facility are insufficient to make future investments, or provide needed working capital or letters of credit, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments or respond to competitive challenges.
Our ABL Facility imposes restrictions that may limit business alternatives.
Our ABL Facility prohibits or limits us from making acquisitions, repurchasing equity, incurring additional debt, acquiring or disposing of assets, or making other distributions, including cash dividends. In addition, our ABL Facility requires that we comply with a Fixed Charge Coverage Ratio financial covenant under certain conditions. These covenants and restrictions may impact our ability to effectively execute operating and strategic plans and our operating performance may not be sufficient to comply with the required covenants.
Our failure to comply with one or more of the covenants in our ABL Facility could result in an event of default. We can provide no assurance that a default could be remedied, or that our creditors would grant a waiver or further amend the terms of the ABL Facility.
We may be unable to compete for projects if we are not able to obtain surety bonds or letters of credit.
Customers may require us to provide forms of performance security, including letters of credit, or surety bonds. We are often required to provide performance security to customers to indemnify the customer should we fail to perform our obligations under the contract. Failure to provide the required performance security on terms required by a customer may result in an inability to bid, win or comply with the contract. Historically, we have had adequate letters of credit capacity but such capacity beyond our ABL Facility is generally at the provider’s sole discretion. Due to events that affect the banking and insurance markets, letters of credit or surety bonds may be difficult to obtain or may only be available at significant cost. In addition, future projects may require us to obtain letters of credit that extend beyond the term of our ABL Facility. Any inability to bid for or win new contracts due to the failure of obtaining adequate letters of credit, surety bonds or other customary forms of performance security could have a material adverse effect on our business prospects and future revenues.
Accounting Risks
Our use of percentage-of-completion accounting for fixed-price contracts could result in a reduction or elimination of previously reported profits.
Revenue for fixed-price contracts is recognized using the percentage-of-completion method of accounting. Under percentage-of-completion accounting, contract revenue and earnings are recognized ratably over the contract term based on the proportion of actual costs incurred to total estimated costs. We review our estimates of contract revenue, costs and profitability on a monthly basis. As a result, we may adjust our estimates on one or more occasions as a result of changes in cost estimates, change orders to the original contract, or claims against the customer for increased costs incurred by us due to customer-induced delays and other factors. See "Revenue Recognition" within Note 1 - Business, Basis of Presentation and Significant Accounting Policies, for more discussion of our percentage-of-completion revenue recognition.
As a result of the requirements of the percentage-of-completion method of accounting, the possibility exists that we could have estimated and reported a profit on a contract over several prior periods and later determine, as a result of additional information, that all or a portion of such previously estimated and reported profits were overstated. Further, many of our contracts contain various cost and performance incentives and penalties that impact the earnings we realize from our contracts, and adjustments related to these incentives and penalties are recorded on a percentage of completion basis in the period when estimable and probable. If this occurs, the full aggregate amount of the overstatement will be recognized in the period in which such change in estimate occurs. No restatements are made to prior periods. Additionally, if estimates of costs to complete fixed-price contracts indicate a loss, a provision is made to accrue the total loss anticipated in the period the loss is determined.
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
•provisions for uncollectable receivables from customers for invoiced amounts;
•valuation of assets acquired and liabilities assumed in connection with business combinations; and
•accruals for estimated liabilities, including litigation reserves.
Our actual results could materially differ from these estimates.
Earnings for future periods may be affected by impairment charges.
Because we have grown in part through acquisitions, goodwill represents a substantial portion of our assets. We perform annual goodwill impairment reviews in the fourth quarter of every fiscal year. In addition, we perform an impairment review whenever events or changes in circumstances indicate the fair value of a goodwill reporting unit may be less than its carrying value or the carrying value of a long-lived asset grouping may not be recoverable. As of June 30, 2026, we had $28.9 million of non-amortizing goodwill representing 4.8% of our total assets.
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
We perform engineering, construction and maintenance services at large industrial facilities where accidents or system failures can be disastrous and costly. Any catastrophic occurrence in excess of our insurance limits at locations engineered or constructed by us or where our products are installed or services performed could result in significant professional liability, product liability, warranty and other claims against us by our customers, including claims for cost overruns and the failure of the project to meet contractually specified milestones or performance standards. Further, the rendering of our services on these projects could expose us to risks and claims by third parties and governmental agencies for personal injuries, property damage and environmental matters, among others. Any claim, regardless of its merit or eventual outcome, could result in substantial costs, divert management’s attention and create negative publicity, particularly for claims relating to environmental matters where the amount of the claim could be extremely large. We may not be able to or may choose not to obtain or maintain insurance coverage for the types of claims described above. If we are unable to obtain insurance at an acceptable cost or otherwise protect against the claims described above, we will be exposed to significant liabilities, which may materially and adversely affect our financial condition and results of operations. Typically, our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide warranties for materials.
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
Regulatory uncertainty regarding climate-related matters and evolving sustainability expectations could affect our business.
The regulatory environment for climate-related matters in the United States is subject to significant uncertainty, including potential differences among federal, state, and local requirements and presidential administrations. A fragmented and changing regulatory landscape may increase compliance costs, complicate operations, and impact customer decision-making, including the timing, scope, or demand for certain projects or services. We believe this risk is partly mitigated by new project opportunities resulting from our customers' investment in cleaner energy sources.
Stakeholder expectations and standards regarding sustainability practices and reporting are evolving, lack uniformity, subject to political influences, and are becoming increasingly difficult to assess. To the extent stakeholders view our practices or reporting as not meeting their expectations, investor interest or access to capital could be adversely affected.
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
In addition, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), and comparable state and foreign laws, we may be required to investigate and remediate the release or threatened release of hazardous substances. CERCLA and the comparable state laws typically impose liability without regard to whether a company knew of or caused the release, and liability for the entire cost of clean-up can be imposed upon any responsible party.
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
The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to officials or others for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in parts of the world that have experienced corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our personnel concerning anti-bribery laws and issues, and we also inform our customers, vendors, representatives and others who work for us or on our behalf that they must comply with anti-bribery law requirements. We also have procedures and controls in place to monitor compliance. We cannot assure that our internal controls and procedures always will protect us from the possible reckless or criminal acts committed by our employees or agents. If we are found to be liable for anti-bribery law violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others including our partners, agents, subcontractors or suppliers), we could suffer from criminal or civil penalties or other sanctions, including contract cancellations or debarment, and loss of reputation, any of which could have a material adverse effect on our business. Litigation or investigations relating to alleged or suspected violations of anti-bribery laws, even if ultimately such litigation or investigations demonstrate that we did not violate anti-bribery laws, could be costly and could divert management's attention away from other aspects of our business.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We have implemented a cybersecurity program to assess, identify and manage risk from cybersecurity threats. This program aims to protect the confidentiality, availability and integrity of our information systems from potential threats. Our cybersecurity risk management program includes, among other things, risk assessments designed to identify threats to our critical systems and information services, and a team comprising IT Security, IT Infrastructure and IT Compliance personnel that administers the program with oversight by senior management.
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
Our cybersecurity program incorporates the principles of the National Institute of Standards and Technology (NIST) Cybersecurity Framework and is supported by an Information Security Management System (ISMS) certified to ISO/IEC 27001:2022. The certification scope includes Matrix's engineering, fabrication, construction, and maintenance services, together with the employees, administrative personnel, IT systems, policies, procedures, standards, tools, utilities, client deliverables, and data used in providing those services.
All administrative employees participate in cybersecurity training programs. Employees receive training on how to identify and report cyber risks and events through our cybersecurity awareness program.
We also engage external experts to evaluate our cybersecurity programs. These evaluations include audits, threat assessments, simulated attacks, vulnerability scans and advice on information security practices. We conduct incident response exercises with key stakeholders. Additionally, we hold cybersecurity risk insurance.
To manage risks associated with third-party service providers, the information security team categorizes suppliers based on factors such as volume and criticality of data handled, potential impact on business operations and level of access to our information systems. We conduct risk assessments to identify potential threats and vulnerabilities associated with suppliers. We screen suppliers to ensure they meet proper security standards and compliance requirements. We monitor supplier activities to ensure compliance with information security policies and conduct regular reviews and audits of supplier relationships to ensure ongoing compliance. We strive to ensure that our contracts with such vendors require them to maintain security controls in line with industry best practices, applicable laws and our policies. We rely on vendors to alert us promptly of material cybersecurity incidents by virtue of the documents governing their relationship with us or applicable law.
Governance

Our Board of Directors, with assistance from the IT Steering Committee, oversees cybersecurity. Our Board of Directors receives reports as needed, but no less than biannually, from management on various cybersecurity and IT topics, including trends, data security policies and practices, cybersecurity incidents, current and projected threat assessments, regulatory developments and ongoing efforts to protect, detect and respond to critical threats. Our IT Steering Committee, which is part of our Risk Management Committee and is responsible for cybersecurity management oversight, includes members of management such as our Chief Executive Officer, our Chief Financial Officer, our General Counsel, and our Senior Vice President of Enterprise Services. The IT Steering Committee periodically reviews and confers with management regarding risk issues associated with cybersecurity and policies and controls intended to alleviate those risks.
Our IT Security team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards and processes. Team members are afforded opportunities to attend external training, conferences and other events to remain on top of most recent cybersecurity trends. Our team is led by our Director of IT Infrastructure and Security, who brings over 30 years of experience, which includes implementing and verifying the effectiveness of cybersecurity controls in a Defense Industrial Base environment and defining and executing cybersecurity strategy to enable business delivery while simultaneously protecting intellectual property and privacy. Our Director of IT Infrastructure and Security maintains the following internationally recognized certifications: Global Information Assurance Certification ("GIAC"), GIAC Certified Enterprise Defender, GIAC Certified Incident Handler Certification, GIAC Certified Windows Security Administrator, and GIAC Critical Controls Certification. Our Director of IT Infrastructure and Security previously reported to the Vice President of Information Technology until that individual's departure during the second half of fiscal 2026. In connection with organizational changes, the vacant position was subsequently filled with a Senior Director of Information Technology in the first quarter of fiscal 2027. During the interim period, the Director of IT Infrastructure and Security reported on a temporary basis to the Senior Vice President of Enterprise Services, who receives continuous updates regarding the prevention, detection, mitigation and remediation of cybersecurity incidents. The Senior Vice President of Enterprise Services formerly served as chair of, and currently serves as a member of, our Risk Management Committee and IT Steering Committee, and has experience in cybersecurity incident response, cyber claims, and business continuity matters.
Our Director of IT Infrastructure and Security meets with our IT Steering Committee on a routine basis. Regular topics for discussion with the IT Steering Committee include cybersecurity initiatives and strategies, cybersecurity events, emerging threats, regulatory requirements and industry standards.
We use a combination of technology controls and human oversight to actively monitor and protect our network and systems. In the event of a cybersecurity incident, we have an incident response plan which sets forth a framework for reporting and documenting such incidents by our cybersecurity incident response team. This same framework is designed with the goal of enabling the response team to take actions to monitor, mitigate and remediate such incidents promptly. Cybersecurity incidents are reported to our Senior Vice President of Enterprise Services, and critical events are reported to our CEO and our General Counsel. In the event a cybersecurity incident is determined to be potentially material, the incident is reported in a timely manner to our Board of Directors as part of their cybersecurity oversight.
Cybersecurity Risks, Threats and Material Incidents
We describe whether and how risks from identified cybersecurity threats, including as a result of any prior cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial conditions under Item 1A. Risk Factors, Risk Factors Related to Our Business and Operations, "A failure or outage in our operational systems, including cybersecurity incidents and disruptions involving third-party software or AI tools, may adversely affect our business and financial results."

Item 2. Properties
We believe all principal properties that we currently occupy are adequate and suitable for their intended use. Our principal properties are as follows:

Location	Description of Facility	Segment	Interest
United States:
Tulsa, Oklahoma	Administrative and operations office	All segments	Leased
Bakersfield, California	Fabrication facility	All segments	Owned
Bellingham, Washington	Regional office, fabrication facility and warehouse	Process and Industrial Facilities, Storage and Terminal Solutions	Owned
Broomall, Pennsylvania	Regional office	All segments	Leased
Catoosa, Oklahoma	Fabrication facility, regional offices and warehouses	All segments	Leased & Owned (1)
Houston, Texas	Corporate headquarters, regional offices and warehouse	All segments	Leased & Owned
Norco, California	Regional office and warehouse	Process and Industrial Facilities, Storage and Terminal Solutions	Leased
Pittsburgh, Pennsylvania	Regional office	All segments	Leased
Temperance, Michigan	Regional office and warehouse	Storage and Terminal Solutions	Owned
Tucson, Arizona	Regional office and warehouse	Process and Industrial Facilities, Storage and Terminal Solutions	Leased
Norwich, Connecticut	Regional office	Utility and Power Infrastructure	Leased
Harleysville, Pennsylvania	Warehouse	All segments	Leased

International:
Leduc, Alberta, Canada	Regional office and warehouse	Storage and Terminal Solutions	Leased
Sarnia, Ontario, Canada	Regional office and warehouse	Storage and Terminal Solutions	Owned
Paju-si, Gyeonggi-do, South Korea	Fabrication facility, regional office and warehouse	Storage and Terminal Solutions	Owned
Sydney, New South Wales, Australia	Regional office	Storage and Terminal Solutions	Leased

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
Our common stock trades on the NASDAQ Global Select Market under the trading symbol "MTRX". Substantially all of our stockholders maintain their shares in "street name" accounts and are not individually stockholders of record. As of August 31, 2026, there were 14 holders of record of our common stock.
Dividend Policy
We have never paid cash dividends on our common stock and the terms of our ABL Facility prohibit us from paying cash dividends (See Part II, Item 8. Financial Statements and Supplementary Data, Note 5 - Debt for more information about our ABL Facility). Any future dividend payments will depend on the terms of our ABL Facility, our financial condition, capital requirements and earnings as well as other relevant factors.
Issuer Purchases of Equity Securities
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program during fiscal 2026. As of June 30, 2026, there were 1,349,037 shares available for repurchase under the Stock Buyback Program. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds.
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
The following graph compares, for the period from June 30, 2021 to June 30, 2026, the cumulative stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and the Dow Jones U.S. Heavy Construction Index.
The graph below assumes an investment of $100 (with reinvestment of all dividends) in our common stock, the NASDAQ Composite Index, and the Dow Jones U.S. Heavy Construction Index on June 30, 2021 and tracks their relative performance through June 30, 2026. The stock price performance reflected in the following graph is not necessarily indicative of future stock performance.

	June 30,
	2021	2022	2023	2024	2025	2026
Matrix Service Company	$100.00	$48.19	$56.10	$94.57	$128.67	$130.48
NASDAQ Composite	$100.00	$76.57	$96.59	$125.19	$144.81	$187.50
Dow Jones US Heavy Construction	$100.00	$106.21	$157.17	$191.41	$266.19	$494.57
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. Note 1 - Business, Basis of Presentation and Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8 - Financial Statements and Supplementary Data in this Annual Report on Form 10-K, contains a comprehensive summary of our significant accounting policies.
RESULTS OF OPERATIONS
Reportable Segments
We operate our business through three reportable segments:
•Storage and Terminal Solutions: delivers integrated engineering, procurement and construction ("EPC") services, along with repair, maintenance and fabrication services for bulk liquid, cryogenic, and refrigerated storage and terminal facilities supporting both traditional and emerging energy markets, including LNG, NGLs, petroleum products, chemicals, hydrogen, and ammonia. We also manufacture and sell specialty, precision-engineered tank products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
•Utility and Power Infrastructure: delivers comprehensive construction, maintenance, upgrades and fabrication services for power generation facilities and power infrastructure systems for a variety of customers, including public and private utilities, energy producers and data center customers. We also deliver integrated EPC, fabrication, and upgrade services for LNG peak shaving facilities.
•Process and Industrial Facilities: delivers engineering, construction, maintenance, and repair services across diverse heavy industrial and energy transition markets, including midstream and downstream energy, chemicals, mining and minerals, renewable fuels, and hydrogen. We also engineer and construct highly specialized infrastructure, notably thermal vacuum test chambers for the aerospace and defense sectors.
Overview
Significant period to period changes in revenue, gross profits and operating results between fiscal 2026 and fiscal 2025 are discussed below on a consolidated basis and for each segment. A discussion of results of operations changes between fiscal 2025 and fiscal 2024 is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended June 30, 2025, which was filed with the SEC on September 10, 2025.

Matrix Service Company
Results of Operations
(In thousands)

Operational Update
Effective July 1, 2026, Shawn P. Payne assumed the role of President and Chief Executive Officer. His appointment reflects the Board's commitment to improving performance and delivering sustainable growth and profitability.

While we believe Matrix is well positioned to benefit from significant investment across its core and emerging markets, the Company's historical results have not consistently reflected the strength of its capabilities, customer relationships, and market opportunities. To address this, Mr. Payne led the development and implementation of Matrix's WIN, EXECUTE, DELIVER strategic framework, which is designed to accelerate growth, strengthen project execution, enhance organizational efficiency, and deliver sustainable profitability.

Under his leadership, Matrix is focused on converting its competitive advantages into stronger financial performance, improved operational outcomes, and long-term shareholder value.

Under our Win strategy, we continue to focus on securing projects that align with our capabilities, experience, and demonstrated track record of execution. We are focused on growing and diversifying our revenue base through expansion into attractive end markets, broadening relationships with existing customers, and accelerating new customer acquisition efforts across North America. We are pursuing opportunities across our traditional energy and industrial infrastructure markets, including LNG and NGL storage and terminal infrastructure, while selectively expanding into attractive growth markets such as power generation, utility infrastructure, data center-related power infrastructure, and mining and minerals. We believe demand in these markets is supported by increasing domestic electricity demand, growth in data center development, investment in power generation and related infrastructure, and continued demand for critical minerals essential to energy, technology, defense, and AI-related infrastructure. We are also expanding our geographic reach across strategically important regions and pursuing additional construction-only opportunities that complement our full-service capabilities and broaden the range of project delivery models we offer customers. We believe these efforts, combined with our focus on strengthening existing customer relationships and expanding our customer base, contributed to fiscal 2026 revenue growth of 14% to $873.6 million compared to $769.3 million in fiscal 2025.

Under our Execute strategy, our focus remains on delivering projects safely, efficiently, and with a high degree of quality while strengthening profitability and operational performance. During fiscal 2026, we advanced a variety of initiatives designed to improve project execution and drive greater consistency across the enterprise, including enhancing project proposal and contracting discipline, strengthening project controls and change management processes, improving engineering and construction execution, reinforcing quality management systems, and further developing our safety culture and performance. We also continued efforts to streamline internal processes, refine organizational workflows, support continuous improvement initiatives across the enterprise, and reinforce accountability throughout the organization with a continued focus on execution, performance, and measurable outcomes. We believe these initiatives contributed to improved project outcomes and operating performance, as evidenced by an increase in gross margin to 7.3% in fiscal 2026 from 5.2% in fiscal 2025.

Under our Deliver strategy, we remain committed to converting profitable growth and operational improvements into sustainable value creation for shareholders. During fiscal 2026, we continued to benefit from actions taken to simplify the organization, streamline operations, and create a flatter and more efficient operating structure. These efforts contributed to a more efficient operating structure and improved performance across the enterprise. As a result, selling, general and administrative expenses declined 11% to $63.6 million in fiscal 2026 compared to $71.2 million in fiscal 2025. Combined with revenue growth and improved profitability, we believe these results demonstrate meaningful progress in executing our strategy, strengthening financial performance, and positioning the Company to pursue both organic and acquisition-related growth opportunities. Supported by a strong balance sheet and liquidity, we believe Matrix remains well positioned to create sustainable value for all stakeholders.
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
For long-term maintenance contracts with no minimum commitments and other established customer agreements, we include only the amounts that we expect to recognize as revenue over the next 12 months. For arrangements in which we have received a LNTP, we include the entire scope of work in our backlog if we conclude that the likelihood of the full project proceeding has a high probability. For all other arrangements, we calculate backlog as the estimated contract amount less revenue recognized as of the reporting date. Backlog differs from the amount of our remaining performance obligations, which are described in Note 2 - Revenue in the notes to the audited consolidated financial statements. Differences are due primarily to the inclusion within our backlog of estimates of future revenue under long-term maintenance contracts; future revenue for the full scope of work for certain arrangements where we have received an LNTP; and future revenue for arrangements where we have received assurance that we consider firm, but the associated contract has not been fully executed.
The following table provides a summary of changes in our backlog for fiscal 2026:

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Total
	(In thousands)
Backlog as of June 30, 2025	$770,095	$346,384	$265,629	$1,382,108
Project awards	329,360	126,977	185,324	641,661
Other adjustment(2)	—	(44,239)	(152,720)	(196,959)
Revenue recognized	(458,296)	(283,390)	(131,946)	(873,632)
Backlog as of June 30, 2026	$641,159	$145,732	$166,287	$953,178
Book-to-bill ratio(1)	0.7x	0.4x	1.4x	0.7x

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
In the Storage and Terminal Solutions segment, we booked $329.4 million of project awards during fiscal 2026. Project awards included a large award for the construction of the balance of plant supporting a dual service full containment storage tank, and an award for the construction of an LNG tank. This segment includes significant opportunities for storage infrastructure projects related to natural gas, LNG, ammonia, NGLs and other forms of low carbon energy. We believe LNG, NGLs and ammonia projects in particular will be key growth drivers for this segment. Bidding activity in these markets has been strong and we expect that to continue.
In the Utility and Power Infrastructure segment, we booked $127.0 million of project awards in fiscal 2026. Our opportunity pipeline for LNG peak shaving projects continues to be promising, with both greenfield facility projects as well as the projects for the upgrade, expansion, maintenance, and repair to existing infrastructure. The timing between the major greenfield and expansion awards can be extended due to client activity and bidding diligence. However, their addition to backlog is significant and we expect it to drive long-term sustainable growth in the segment. The smaller upgrade projects are key measures of our brand power and strength in the market, keeping key resources active while creating opportunities to strengthen execution and engineering teams. Power generation and delivery infrastructure opportunities are expected to be driven over the long-term by increasing electrical demand and the related electrical grid requirements associated with data centers and other demands. Project opportunities and bidding activity are strong across the segment.
In the Process and Industrial Facilities segment, we booked $185.3 million of project awards in fiscal 2026, including a major mining construction project in the western United States. We continue to see increasing opportunities in chemicals, renewable fuels, and refinery maintenance and turnarounds. Additionally, after an extended period of limited investment, activity in the U.S. non-ferrous mining sector has increased significantly, supported by demand growth in copper and higher gold prices, as well as policy initiatives related to critical minerals.
Project awards in all segments are cyclical and are typically the result of a sales process that can take several months or years to complete. It is common for awards to shift from one period to another as the timing of awards is dependent upon a number of factors including changes in market conditions, permitting, off take agreements, project financing and other factors. Backlog volatility may increase for some segments from time to time when individual project awards are less frequent, but more significant. There is an inherent lag between the time a project is awarded and when it begins to have a material impact on revenue. This lag can vary and can extend up to six months or longer in unique circumstances, depending on finalization of scopes, contracts, permits, and facility process requirements. Additionally, awards for larger construction projects may be recognized as revenue over a multi-year period as the projects may take a few years to complete. We expect to recognize approximately 79% of our total backlog reported as of June 30, 2026 as revenue within fiscal 2027.

Fiscal 2026 Versus Fiscal 2025
Consolidated Results of Operations

	Fiscal Years Ended June 30,		2026 v 2025
	2026	2025	Change	%
	(In thousands)
Revenue	$873,632	$769,286	$104,346	14%
Cost of revenue	809,680	729,609	80,071	11%
Gross profit	63,952	39,677	24,275	61%
Selling, general and administrative expenses	63,607	71,173	(7,566)	(11)%
Restructuring costs and other	9,963	3,572	6,391	179%
Operating loss	(9,618)	(35,068)	25,450	73%
Other income (expense):
Interest expense	(437)	(518)	81	16%
Interest income	7,717	6,652	1,065	16%
Other	114	(64)	178	(278)%
Loss before income tax expense	(2,224)	(28,998)	26,774	92%
Provision (benefit) for federal, state and foreign income taxes	356	464	(108)	23%
Net loss	$(2,580)	$(29,462)	$26,882	91%
Revenue - The increase in overall revenue of $104.3 million, or 14%, was attributable to higher revenue volumes in our Storage and Terminal Solutions and Utility and Power Infrastructure segments, partially offset by lower revenue volumes in our Process and Industrial Facilities segment.
Gross profit - Gross profit during fiscal 2026 increased by $24.3 million, or 61%, compared to fiscal 2025. Gross margin of 7.3% for fiscal 2026 increased compared with gross margin of 5.2% for fiscal 2025. The increase in gross margin for the year is attributable to higher gross margins in our Storage and Terminal Solutions and Utility and Power Infrastructure segments, partially offset by lower margins in our Process and Industrial Facilities segment. Overall, gross margins during the year benefitted from strong project execution and improved overhead recovery.
Selling, general and administrative expenses - The decrease in selling, general and administrative ("SG&A") expenses of $7.6 million, or 11%, is due in part to cost reductions resulting from our organizational restructuring plan, which decreased salaries and wages expense as well as facilities costs. Stock compensation also decreased by $1.8 million, due in part to certain executive separations occurring during the third quarter of fiscal 2026. Additionally, SG&A decreased $1.8 million associated with the variable accounting for cash-settled stock-based compensation, primarily as a result of declines in our stock price.
Restructuring costs and other - The Company incurred $10.0 million of costs during fiscal 2026 related to organizational restructuring and other related costs. This included $3.6 million of expense related to the CEO and CFO transitions, as well as severance for other personnel and lease impairments for exited leases. See Part II, Item 8. Financial Statements and Supplementary Data, Note 14 - Restructuring Costs and Other, for more information about our organizational restructuring plan.
Interest income - The increase in interest income of $1.1 million is primarily due to an increase in our average cash balance during the year.
Provision for income taxes - Income tax expense for both fiscal 2026 and 2025 was insignificant. The effective tax rates during both periods were impacted by changes in valuation allowances of ($1.3) million and $6.5 million, respectively, placed on deferred tax asset changes during the fiscal years. We placed a valuation allowance on our deferred tax assets due to the existence of a cumulative loss over a three-year period. Currently, we place valuation allowances on newly generated deferred tax assets. We will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided as we generate taxable income.

Results of Operations by Business Segment

	Fiscal Years Ended June 30,			2026 v 2025
	2026		2025	Change	%
Revenue	(In thousands)
Storage and Terminal Solutions	$458,296		$365,891	$92,405	25%
Utility and Power Infrastructure	283,390		248,691	34,699	14%
Process and Industrial Facilities	131,946		154,704	(22,758)	(15)%
Total Revenue (1)	$873,632		$769,286	$104,346	14%
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and were $3.1 million for the year ended June 30, 2026.
Gross profit (loss)
Storage and Terminal Solutions	$27,871		$14,655	$13,216	90%
Utility and Power Infrastructure	31,592		16,915	14,677	87%
Process and Industrial Facilities	4,515		8,910	(4,395)	(49)%
Corporate	(26)		(803)	777	(97)%
Total Gross Profit	$63,952		$39,677	$24,275	61%
Gross margin %
Storage and Terminal Solutions	6.1%		4.0%	2.1%	52.5%
Utility and Power Infrastructure	11.1%		6.8%	4.3%	63.2%
Process and Industrial Facilities	3.4%		5.8%	(2.4)%	(41)%
Total gross margin %	7.3%		5.2%	2.1%	40.4%
Operating income (loss)
Storage and Terminal Solutions	$3,131		$(9,206)	$12,337	134%
Utility and Power Infrastructure	20,348		3,834	16,514	431%
Process and Industrial Facilities	(2,570)		479	(3,049)	(637)%
Corporate	(30,527)		(30,175)	(352)	(1)%
Total Operating Loss	$(9,618)	—	$(35,068)	$25,450	73%
Storage and Terminal Solutions
Storage and Terminal Solutions revenues increased by $92.4 million, or 25%, in fiscal 2026 compared to fiscal 2025, driven by an increased volume of work for specialty storage projects.
Storage and Terminal Solutions gross profit increased by $13.2 million, or 90%, in fiscal 2026 compared to fiscal 2025. The segment gross margin was 6.1% for fiscal 2026 compared to 4.0% for fiscal 2025. Higher revenue volumes improved overhead recovery. In addition, in the fourth quarter of fiscal 2025, we lowered our recovery expectations on a legacy project completed in fiscal 2021 that was in arbitration which resulted in a $6.4 million decrease to gross margin. The matter was fully resolved in fiscal 2026.

Utility and Power Infrastructure
Utility and Power Infrastructure revenues increased by $34.7 million, or 14%, in fiscal 2026 compared to fiscal 2025. The increase is primarily attributable to higher volumes of work for LNG peak shaving projects and power delivery work.
Utility and Power Infrastructure gross profit increased by $14.7 million, or 87%, in fiscal 2026 compared to fiscal 2025. The segment gross margin was 11.1% for fiscal 2026 compared to 6.8% in fiscal 2025, an increase of 4.3% due to strong project execution and improved construction overhead cost absorption as a result of higher revenues.
Process and Industrial Facilities
Process and Industrial Facilities revenues decreased by $22.8 million, or 15%, in fiscal 2026 compared to fiscal 2025. The decrease is primarily attributable to lower revenue volumes for refineries, thermal vacuum chambers, and industrial facilities.
Process and Industrial Facilities gross profit decreased by $4.4 million, or 49% in fiscal 2026 compared to fiscal 2025. The segment gross margin was 3.4% for fiscal 2026 compared to 5.8% for fiscal 2025. Gross margins decreased primarily due to mix of work.
Corporate
Unallocated corporate gross profit was $0.03 million during fiscal 2026 compared to a loss of $0.8 million in fiscal 2025, an increase of $0.8 million primarily due to a reduction in cost for certain support functions as a result of our organizational restructuring.
LIQUIDITY AND CAPITAL RESOURCES
Overview
We assess liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity at June 30, 2026 were unrestricted cash and cash equivalents on hand, capacity under our ABL Facility (see "ABL Credit Facility" in this Liquidity and Capital Resources section and See Part II, Item 8. Financial Statements and Supplementary Data, Note 5 - Debt, for more information), and cash generated from operations. Our primary operational uses of capital are expenditures to execute our projects, fund business operations and fulfill our contractual obligations. We believe that for at least the next 12 months, our cash position, anticipated cash generated by operating activities, along with our availability under the ABL Facility, is sufficient to support our operating requirements.
Unrestricted cash and cash equivalents at June 30, 2026 totaled $223.0 million and availability under the ABL Facility totaled $60.9 million, resulting in total liquidity of $283.9 million. During fiscal 2026, liquidity decreased by $0.6 million.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows, as well as availability and total liquidity (in thousands):

	June 30, 2026	June 30, 2025
Total cash, cash equivalents and restricted cash	$247,966	$249,641
Less: Restricted cash	25,000	25,000
Unrestricted Cash	222,966	224,641
Availability under ABL Facility	60,910	59,815
Total Liquidity	$283,876	$284,456

The following table provides a summary of changes in our liquidity for the fiscal year ended June 30, 2026 (in thousands):

Liquidity at June 30, 2025	$284,456
Cash provided by operating activities	6,907
Cash used by investing activities	(3,541)
Cash used by financing activities	(4,170)
Effect of exchange rate changes on cash	(871)
Increase in availability under ABL Facility	1,095
Liquidity at June 30, 2026	$283,876
The following table provides a summary of changes in our liquidity for the fiscal year ended June 30, 2025 (in thousands):

Liquidity at June 30, 2024	$169,603
Cash provided by operating activities	117,471
Cash used by investing activities	(7,445)
Cash used by financing activities	(1,040)
Effect of exchange rate changes on cash	40
Increase in availability under ABL Facility	5,827
Liquidity at June 30, 2025	$284,456
Factors that routinely impact our short-term liquidity and may impact our long-term liquidity include:

•changes in costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs due to contract terms that determine the timing of billings to customers and the collection of those billings:

•some fixed-price customer contracts allow for upfront billings at the beginning of a project, which increases liquidity near term;

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
The borrowing base is recalculated on a monthly basis and at June 30, 2026, our borrowing base was $65.4 million. We had no borrowings outstanding and $4.5 million in letters of credit outstanding, which resulted in availability of $60.9 million under the ABL Facility. Our borrowing base availability has ranged from $55.6 million to $65.0 million during fiscal 2026. Subsequent to June 30, 2026, we issued an additional $20.0 million project-related letter of credit. The letter of credit resulted in a release of $20.0 million of contract retention, which we collected in August 2026. For additional information regarding our ABL Facility, see Part II, Item 8. Financial Statements and Supplementary Data, Note 5 - Debt.
CASH FLOW ANALYSIS
The following table summarizes our changes in cash flow activities for the periods indicated (in thousands):

	Fiscal Years Ended June 30,
	2026	2025
Cash flows provided by operating activities	$6,907	$117,471
Cash flows used by investing activities	(3,541)	(7,445)
Cash flows used by financing activities	(4,170)	(1,040)
Effect of exchange rate changes on cash	(871)	40
Change in cash and cash equivalents	(1,675)	109,026
Cash and cash equivalents at beginning of period	249,641	140,615
Cash and cash equivalents at end of period	$247,966	$249,641
Cash Flows Provided by Operating Activities
The following table summarizes the components of cash flows provided by operating activities for the periods indicated (in thousands):

	Fiscal Years Ended June 30,
	2026	2025
Net loss	$(2,580)	$(29,462)
Loss (gain) on sale of property, plant and equipment	(606)	8
Depreciation and amortization	8,640	10,012
Stock-based compensation expense	7,145	8,904
Operating lease impairment due to restructuring	2,935	—
Other non-cash expenses	146	234
Cash effect of changes in operating assets and liabilities	(8,773)	127,775
Net cash provided by operating activities	$6,907	$117,471

The significant components of the $8.8 million cash effect of changes in operating assets and liabilities for the fiscal year ended June 30, 2026 are summarized as follows:
•Accounts receivable, excluding credit losses recognized during the period and including retention amounts classified as non-current, increased $11.3 million from fiscal 2025, which decreased cash flows from operating activities. The increases are primarily attributable to the timing of billings and collections. The increase in accounts receivable was partially offset by the collection of $19.5 million of accounts receivable associated with matters that had been in litigation.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $0.5 million from fiscal 2025, which increased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") decreased $23.6 million from fiscal 2025, which decreased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volume and the timing of when job costs are incurred and the timing of customer billings and payments. Some fixed-price customer contracts allow for significant upfront billings at the beginning of a project, which increases liquidity near-term.
•Accounts payable increased by $27.7 million from fiscal 2025, which increased cash flows from operating activities. These operating liabilities can fluctuate based on business volumes, the timing of vendor payments; accruals; and other timing differences.
•Changes in other operating assets and liabilities decreased cash flows from operating activities by $2.1 million. These operating assets and liabilities can fluctuate based on business volumes and timing of certain cash receipts and payments.
The significant components of the $127.8 million change in operating assets and liabilities for the fiscal year ended June 30, 2025 include the following:
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
•Accounts payable increased by $14.8 million from fiscal 2024, which increased cash flows from operating activities. These operating liabilities can fluctuate based on business volumes, the timing of vendor payments; accruals; and other timing differences.
•Changes in other operating assets and liabilities increased cash flows from operating activities by $5.3 million. These operating assets and liabilities can fluctuate based on business volumes and timing of certain cash receipts and payments.
Cash Flows Used by Investing Activities
Investing activities used $3.5 million and $7.4 million of cash in fiscal 2026 and fiscal 2025, respectively. Capital expenditures were $5.5 million and $7.7 million in fiscal 2026 and fiscal 2025, respectively. During fiscal 2026, we also received $1.9 million of proceeds from the sale of property, plant and equipment, primarily associated with our transmission and distribution service line which we began winding down in the fourth quarter of fiscal 2025.
Cash Flows Used by Financing Activities
Financing activities used $4.2 million and $1.0 million of cash in fiscal 2026 and fiscal 2025, respectively, primarily due to payments of $4.2 million and $1.2 million respectively, to satisfy tax withholding obligations associated with stock-based compensation.
Dividend Policy
We have never paid cash dividends on our common stock and the terms of our ABL Facility prohibit us from paying cash dividends. Any future dividend payments will depend on the terms of our ABL Facility, our financial condition, capital requirements and earnings as well as other relevant factors.
Stock Repurchase Program
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program during fiscal 2026. As of June 30, 2026, there were 1,349,037 shares available for repurchase under the Stock Buyback Program. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds.
Material Cash Requirements from Contractual and Other Obligations
As of June 30, 2026, our short-term and long-term material cash requirements for known contractual and other obligations were as follows:
•Operating Leases: In the normal course of business, we lease real estate and equipment under various arrangements which are classified as operating leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $22.9 million at June 30, 2026, with $5.4 million payable within the next 12 months. Refer to Part II. Item 8, Financial Statements, Note 8 - Leases, for more information about our lease obligations and the timing of expected future payments.
Off-Balance Sheet Arrangements and Other Commitments
We enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. The following represents transactions, obligations or relationships that could be considered material off-balance sheet arrangements.
•Surety bonds: The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. Surety bonds expire at various times ranging from final completion of a project to a period extending beyond contract completion in certain circumstances. Such amounts can also fluctuate from period to period based upon the mix and level of our bonded operating activity. As of June 30, 2026, there were $237.2 million of surety bonds in force, of which we expect $226.3 million to expire within the next 12 months. Of the bonds in force, $214.5 million related to performance bonds for ongoing projects and the remainder related to contractor licensing, liens, and other bonds. We are not aware of any losses in connection with surety bonds that have been posted on our behalf, and we do not expect to incur significant losses in the foreseeable future.
•Multiemployer pension plans: We contribute to a number of multiemployer defined benefit pension plans in the U.S. and Canada under the terms of collective-bargaining agreements that cover our union-represented employees, who are represented by more than 100 local unions. The related collective-bargaining agreements between those organizations and us, which specify the rate at which we must contribute to the multi-employer defined pension plan, expire at different times between 2026 and 2029. Benefits under these plans are generally based on compensation levels and years of service. Under federal legislation regarding multiemployer pension plans, in the event of a withdrawal from a plan or plan termination, companies are required to continue funding their proportionate share of such plan’s unfunded vested benefits. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity. See Note 12 - Employee Benefit Plans for further discussion.
•Letters of credit: We issue letters of credit under our ABL Facility in the normal course of business to support workers' compensation insurance programs or certain construction contracts. As of June 30, 2026, we had $4.5 million of letters of credit outstanding. The letters of credit that support our workers’ compensation programs are expected to renew annually through the term of our credit facility. Subsequent to June 30, 2026, we issued an additional $20.0 million project-related letter of credit. The letter of credit resulted in a release of $20.0 million of contract retention, which we collected in August 2026.

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
The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on performance obligations in progress. Due to the various estimates inherent in contract accounting, actual results could differ from those estimates, which could result in material changes to the Company’s Consolidated Financial Statements and related disclosures. See Part II, Item 8. Financial Statements and Supplementary Data, Note 2 - Revenue for further discussion.
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
We utilize a discounted cash flow analysis, referred to as an income approach, and market multiples, referred to as a market approach, to determine the estimated fair value of our reporting units. For the income approach, significant judgments and assumptions including forecasted project awards, discount rate, anticipated revenue growth rate, gross margins, operating expenses, working capital needs and capital expenditures are inherent in the fair value estimates, which are based on our operating and capital budgets and on our strategic plan. As a result, actual results may differ from the estimates utilized in our income approach. For the market approach, significant judgments and assumptions include the selection of guideline companies, forecasted guideline company EBITDA (as defined in Note 4 - Goodwill and Other Intangible Assets) and our forecasted EBITDA (as defined in Note 4 - Goodwill and Other Intangible Assets). The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of additional impairment charges in the financial statements. As a test for reasonableness, we also compare the combined fair values of our reporting units to our market capitalization.
We performed our annual goodwill impairment test as of May 31, 2026, which resulted in no impairment.

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

	Headroom Sensitivity Analysis
	Goodwill as of June 30, 2026 (in thousands)	Baseline Headroom	Headroom if Revenue Growth Rate Declines by 100 Basis Points	Headroom if Gross Margin Declines by 100 Basis Points	Headroom if Discount Rate Increases by 100 Basis Points
Reporting Unit 1	$11,158	43%	33%	25%	30%
Reporting Unit 2	$8,080	521%	488%	415%	458%
Reporting Unit 3	$5,484	262%	243%	210%	238%
Reporting Unit 4	$4,156	391%	376%	333%	366%
Deferred Income Tax Assets
The Company regularly evaluates the need for valuation allowances related to deferred tax assets for which future realization is uncertain. The Company performs this evaluation quarterly. In assessing the realizability of deferred tax assets, it must consider whether it is more likely than not some portion, or all, of the deferred tax assets will not be realized. The Company considers all available evidence, both positive and negative, in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in prior carryback years and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk results primarily from our variable rate indebtedness under our ABL Facility and our cash and cash equivalents balance. Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”), a Term SOFR, or at the Canadian Prime Rate, plus an applicable margin. The Term SOFR rate, whether for one-month or three-month tenor, is provided by a third party as defined in the ABL Facility ("Term SOFR Administrator"). The Term SOFR Administrator publishes a daily set of forward-looking interest rates for various tenors, provided that the Term SOFR cannot be below zero. The Base Rate is defined as a fluctuating interest rate equal to the greater of: (i) rate of interest announced by Bank of Montreal from time to time as its prime rate; (ii) the U.S. federal funds rate plus 0.50%; (iii) Term SOFR for one month period plus 1.00%; and (iv) 1.00%. Depending on the amount of average availability, the applicable margin is between 1.00% to 1.50% for Base Rate and Canadian Prime Rate borrowings, which includes either U.S. or Canadian prime rate, and between 2.00% and 2.50% for Term SOFR borrowings. As of June 30, 2026, no amounts were drawn on the credit facility. We also invest certain cash balances in highly liquid instruments classified as cash equivalents on our balance sheet, which generally earn interest income based upon prevailing interest rates. As of June 30, 2026, we held cash and cash equivalents, including restricted cash, of $248.0 million. At June 30, 2026, a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest income by approximately $2.5 million per year. We have not incurred any credit risk losses related to deposits of our cash and cash equivalents.
Foreign Currency Risk
Historically, over 90% of our operating activities have been in the United States. However, we have subsidiaries with operations in Canada and South Korea, which use the Canadian Dollar and South Korean Won, respectively, as their functional currencies. We also have a subsidiary with operations in Australia, but its functional currency is the U.S. Dollar since its sales are primarily denominated in U.S. Dollars.
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
Management has not entered into derivative instruments to hedge foreign currency risk, but periodically evaluates the materiality of our foreign currency exposure. To mitigate our risk, on occasion we convert Canadian Dollar balances into U.S. Dollars to settle U.S. Dollar amounts owed by our Canadian operations. A 10% unfavorable change in the Canadian Dollar, South Korean Won, or Australian Dollar against the U.S. Dollar would not have had a material impact on our financial results for the fiscal year ended June 30, 2026.
Commodity Price Risk
We have no direct commodity exposure, but we do have exposure to materials derived from certain commodities including steel plate, steel pipe, and copper, which are key materials we use. Management has not entered into derivative instruments to manage commodity price risk. We mitigate risks associated with these exposures primarily by procuring materials upon contract execution to ensure that our purchase price approximates the costs included in the project estimate, and also by negotiating contract provisions that mitigate our exposure to fluctuations in materials costs. We have been proactive with managing our procurement processes to help reduce the impacts of rising materials prices on our business and to help ensure we continue to have the materials we need available. However, rising prices and the potential for materials shortages have created additional risk in bidding and executing work profitably.

Item 8. Financial Statements and Supplementary Data

Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2026, June 30, 2025 and June 30, 2024 immediately following Notes to Consolidated Financial Statements. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Matrix Service Company and its wholly-owned subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of June 30, 2026 was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting is included herein.

/s/ Shawn P. Payne	/s/ Kevin S. Cavanah
Shawn P. Payne	Kevin S. Cavanah
President and Chief Executive Officer	Vice President and Chief Financial Officer

September 3, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Matrix Service Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Matrix Service Company and subsidiaries (the "Company") as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2026, of the Company and our report dated September 3, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
September 3, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Matrix Service Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Matrix Service Company and subsidiaries (the "Company") as of June 30, 2026 and 2025, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders' equity, for each of the three years in the period ended June 30, 2026, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 3, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company enters into contracts with customers to provide engineering, procurement, and fabrication and construction services, usually provided in association with capital projects, which commonly are fixed-price contracts and are billed based on project milestones. Revenue on performance obligations associated with fixed-price contracts is recognized over time since these services create or enhance assets the customer controls as they are being created or enhanced. The Company measures progress of satisfying these performance obligations by using the percentage-of-completion method, which is based on costs incurred to date compared to the total estimated costs at completion. Due to the nature of work left to be performed on many of the Company’s contracts, the estimation of total cost at completion for fixed-price contracts is complex, subject to many variables and requires significant judgment. For the fiscal year ended June 30, 2026, revenue totaled $873.6 million, of which $682.9 million related to fixed-price contracts.

Given the significant judgment necessary to estimate total costs at completion for fixed-price contracts, auditing these estimates required extensive audit effort due to the volume and complexity of the fixed-price contracts and a high degree of auditor judgment when evaluating the results of audit procedures.
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
Goodwill – Certain Reporting Unit– Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
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
The Company performed an annual goodwill impairment test as of May 31, 2026, which resulted in no impairment. One reporting unit, with a total of $11.2 million of goodwill as of June 30, 2026 was at higher risk of future impairment. The Company’s total goodwill was $28.9 million as of June 30, 2026.
We identified goodwill for one reporting unit with $11.2 million of goodwill as a critical audit matter because of the significant judgments made by management to estimate the fair value of this reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the revenue growth rate, forecasted gross margins, and discount rate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the revenue growth rate, forecasted gross margins, and the discount rate used by management to estimate the fair value of the identified reporting unit included the following, among others:

◦We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the identified reporting unit, as well as controls related to management’s forecasted revenue growth rate and gross margins, and selected discount rate.
◦We evaluated management’s ability to accurately forecast the revenue growth rate and future gross margins by comparing actual results to management’s historical forecasts.
◦We evaluated the reasonableness of management’s revenue growth rate and forecasted gross margins by comparing the forecasts to:
▪Historical revenue growth and gross margins.
▪Internal communications to management and the Board of Directors, including other forward-looking estimates prepared or used by management for other accounting estimates.
▪Remaining performance obligations.
▪Information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies and in industry outlooks.
◦With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) the discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
September 3, 2026

We have served as the Company's auditor since 2006.

Matrix Service Company
Consolidated Statements of Income
(In thousands, except per share data)

	Fiscal Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Revenue	$873,632	$769,286	$728,213
Cost of revenue	809,680	729,609	687,740
Gross profit	63,952	39,677	40,473
Selling, general and administrative expenses	63,607	71,173	70,085
Restructuring costs and other	9,963	3,572	501
Operating loss	(9,618)	(35,068)	(30,113)
Other income (expense):
Interest expense	(437)	(518)	(1,130)
Interest income	7,717	6,652	1,339
Other (Note 3)	114	(64)	4,892
Loss before income tax expense (benefit)	(2,224)	(28,998)	(25,012)
Provision (benefit) for federal, state and foreign income taxes	356	464	(36)
Net loss	$(2,580)	$(29,462)	$(24,976)

Basic loss per common share	$(0.09)	$(1.06)	$(0.91)
Diluted loss per common share	$(0.09)	$(1.06)	$(0.91)
Weighted average common shares outstanding:
Basic	28,295	27,769	27,379
Diluted	28,295	27,769	27,379

See accompanying notes

Matrix Service Company
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Net loss	$(2,580)	$(29,462)	$(24,976)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(1,405)	132	(766)
Comprehensive loss	$(3,985)	$(29,330)	$(25,742)

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets
(In thousands)

	June 30, 2026	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$222,966	$224,641
Accounts receivable, net of allowance for credit losses	171,955	154,994
Costs and estimated earnings in excess of billings on uncompleted contracts	29,231	29,764
Inventories	6,190	5,917
Income taxes receivable	82	110
Prepaid expenses and other current assets	4,278	4,347
Assets held for sale (Note 3)	948	—
Total current assets	435,650	419,773
Restricted cash	25,000	25,000
Property, plant and equipment, net	36,261	42,097
Operating lease right-of-use assets	14,849	17,827
Goodwill	28,878	29,047
Other intangible assets, net of accumulated amortization	—	555
Other assets, non-current (Note 2)	61,967	65,957
Total assets	$602,605	$600,256

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets (continued)
(In thousands, except share data)

	June 30, 2026	June 30, 2025
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$108,722	$80,453
Billings on uncompleted contracts in excess of costs and estimated earnings	299,947	323,593
Accrued wages and benefits	19,158	18,961
Accrued insurance	4,447	5,310
Operating lease liabilities	4,363	4,441
Other accrued expenses	5,779	3,617
Total current liabilities	442,416	436,375
Deferred income taxes	22	25
Operating lease liabilities	15,094	16,986
Other liabilities, non-current	3,218	4,154
Total liabilities	460,750	457,540
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock—0.01 par value; 60,000,000 shares authorized; 28,133,850 shares issued and outstanding as of June 30, 2026; 27,888,217 shares issued and 27,610,486 shares outstanding as of June 30, 2025, respectively	281	279
Additional paid-in capital	150,483	149,969
Retained earnings	1,899	4,479
Accumulated other comprehensive loss	(10,808)	(9,403)
Treasury stock, at cost; 0 and 277,731 shares as of June 30, 2026 and June 30, 2025;	—	(2,608)
Total stockholders' equity	141,855	142,716
Total liabilities and stockholders’ equity	$602,605	$600,256

See accompanying notes

Matrix Service Company
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Operating activities:
Net loss	$(2,580)	$(29,462)	$(24,976)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	8,640	10,012	11,023
Stock-based compensation expense	7,145	8,904	7,745
Operating lease impairment due to restructuring	2,935	—	—
Loss (gain) on disposal of property, plant and equipment (Note 3)	(606)	8	(4,923)
Other	146	234	1,362
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable, net of allowance for credit losses	(11,296)	(48,796)	(12,077)
Costs and estimated earnings in excess of billings on uncompleted contracts	533	4,129	10,995
Inventories	(273)	2,922	(1,402)
Other assets and liabilities	(2,398)	(2,309)	3,897
Accounts payable	27,747	14,814	(10,385)
Billings on uncompleted contracts in excess of costs and estimated earnings	(23,646)	152,285	85,872
Accrued expenses	560	4,730	5,440
Net cash provided by operating activities	6,907	117,471	72,571
Investing activities:
Capital expenditures	(5,483)	(7,685)	(6,994)
Proceeds from sales of property, plant and equipment (Note 3)	1,942	240	6,049
Net cash used by investing activities	(3,541)	(7,445)	(945)
Financing activities:
Advances under asset-backed credit facility	—	—	10,000
Repayments of advances under asset-backed credit facility	—	—	(20,000)
Payment of debt amendment fees	(149)	—	(100)
Proceeds from issuance of common stock under employee stock purchase plan	202	195	184
Payments related to tax withholding for stock-based compensation	(4,223)	(1,235)	(456)
Net cash used by financing activities	(4,170)	(1,040)	(10,372)
Effect of exchange rate changes on cash	(871)	40	(451)
Net increase (decrease) in cash and cash equivalents	(1,675)	109,026	60,803
Cash, cash equivalents, and restricted cash, beginning of period (Note 1)	249,641	140,615	79,812
Cash, cash equivalents, and restricted cash, end of period (Note 1)	$247,966	$249,641	$140,615
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$312	$328	$(165)
Interest	$378	$395	$880
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$129	$130	$140
See accompanying notes

Matrix Service Company
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
June 30, 2023	27,888,217	$279	$140,810	$58,917	$(8,769)	840,899	$(9,753)	$181,484
Net loss	—	—	—	(24,976)	—	—	—	(24,976)
Other comprehensive loss	—	—	—	—	(766)	—	—	(766)
Issuance of restricted stock	—	—	(3,868)	—	—	(297,026)	3,868	—
Treasury shares sold to employee stock purchase plan	—	—	(74)	—	—	(19,775)	258	184
Treasury shares repurchased to satisfy tax withholding obligations	—	—	—	—	—	55,324	(456)	(456)
Stock-based compensation expense	—	—	7,745	—	—	—	—	7,745
Modification of liability-classified awards (Note 10)	—	—	967	—	—	—	—	967
June 30, 2024	27,888,217	279	145,580	33,941	(9,535)	579,422	(6,083)	164,182
Net loss	—	—	—	(29,462)	—	—	—	(29,462)
Other comprehensive income	—	—	—	—	132	—	—	132
Issuance of restricted stock	—	—	(4,537)	—	—	(408,406)	4,537	—
Treasury shares sold to employee stock purchase plan	—	—	22	—	—	(17,148)	173	195
Treasury shares repurchased to satisfy tax withholding obligations	—	—	—	—	—	123,863	(1,235)	(1,235)
Stock-based compensation expense	—	—	8,904	—	—	—	—	8,904
June 30, 2025	27,888,217	279	149,969	4,479	(9,403)	277,731	(2,608)	142,716
Net loss	—	—	—	(2,580)	—	—	—	(2,580)
Other comprehensive loss	—	—	—	—	(1,405)	—	—	(1,405)
Issuance of restricted stock	231,950	2	(6,805)	—	—	(274,578)	2,580	(4,223)
Shares issued related to employee stock purchase plan	13,683	—	174	—	—	(3,153)	28	202
Stock-based compensation expense	—	—	7,145	—	—	—	—	7,145
June 30, 2026	28,133,850	$281	$150,483	$1,899	$(10,808)	—	$—	$141,855
See accompanying notes

Matrix Service Company
Notes to Consolidated Financial Statements
Note 1— Business, Basis of Presentation and Significant Accounting Policies
Business
Matrix Service Company and its subsidiaries (“Matrix”, the “Company”, or “we”) provide engineering, fabrication, construction, and maintenance services to support critical energy infrastructure and industrial markets. We maintain regional offices throughout the United States, Canada and other international locations, and operate through separate union and non-union subsidiaries in the United States, Canada, South Korea and Australia.
Our reportable segments are Storage and Terminal Solutions, Utility and Power Infrastructure, and Process and Industrial Facilities, see Note 13 - Segment Information.
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Matrix Service Company and its subsidiaries, all of which are wholly owned. Intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We believe the most significant estimates and judgments are associated with revenue recognition, the recoverability tests that must be periodically performed with respect to our goodwill, deferred tax assets, and the estimation of loss contingencies, including liabilities associated with litigation. Actual results could materially differ from those estimates.
Significant Accounting Policies
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
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
Contracts are often modified through change orders, which are changes to the agreed upon scope of work. Most of our change orders are for goods or services that are not distinct from the existing contract due to the significant integration of services provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a change order on the contract price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue on a cumulative catch-up basis. Unpriced change orders represent one of the most common forms of variable consideration included within contract value and typically represent contract modifications for which a change in scope has been authorized or acknowledged by our customer but the final adjustment to contract price is yet to be negotiated.
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
We estimate variable consideration at the most likely amount of additional consideration to be received (or paid in the case of penalties), provided that meeting the variable condition is probable. We include estimated amounts of variable consideration in the contract price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the contract price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. In estimating the transaction price for unpriced change orders and claims, we consider all relevant facts, including documented correspondence with the customer regarding acknowledgement of and/or agreement with the modification, as well as historical experience with the customer or similar contractual circumstances. We reassess the amount of variable consideration each accounting period until the uncertainty associated with the variable consideration is resolved. Changes in the assessed amount of variable consideration are accounted for prospectively as a cumulative adjustment to revenue recognized in the current period.
Step 4: Assign Contract Price to Performance Obligations
After determining the contract price, we assign such price to the performance obligation(s) in the contract. If a contract has multiple performance obligations, we assign the contract price to each performance obligation based on the stand-alone selling prices of the distinct services that comprise each performance obligation.
Step 5: Recognize Revenue as Performance Obligations are Satisfied
We record revenue for contracts with our customers as we satisfy the contracts' performance obligations. We recognize revenue on performance obligations associated with fixed-price contracts for engineering, procurement, fabrication and construction services over time since these services create or enhance assets the customer controls as they are being created or enhanced. We measure progress of satisfying these performance obligations by using the cost-to-cost input method, which measures our percentage-of-completion of our performance obligations based on costs incurred to date compared to the total estimated costs at completion. We believe this method best depicts the transfer of control of assets being created or enhanced to the customer.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
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
Costs incurred may include direct labor, direct materials, subcontractor costs and indirect costs, such as salaries and benefits, supplies and tools, equipment costs and insurance costs. Indirect costs are charged to projects based upon direct costs and overhead allocation rates per dollar of direct costs incurred or direct labor hours worked. Typically, customer contracts will include standard warranties that provide assurance that products and services will function as expected. We do not sell separate warranties. Accordingly, these types of warranties are not considered to be separate performance obligations, but any costs incurred or expected to be incurred in connection with these warranties are included in contract costs.
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
Cash, Cash Equivalents and Restricted Cash
We include as cash equivalents all highly liquid investments with original maturities of three months or less which are readily convertible into cash. We have cash on deposit at June 30, 2026 with banks in the United States, Canada, South Korea and Australia in excess of Federal Deposit Insurance Corporation ("FDIC"), Canada Deposit Insurance Corporation ("CDIC"), Korea Deposit Insurance Corporation ("KDIC") and Financial Claims Scheme ("FCS") protection limits, respectively. The United States Dollar equivalent of Canadian, South Korean and Australian deposits totaled $7.7 million as of June 30, 2026.
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

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$222,966	224,641
Restricted cash	25,000	25,000
Total cash, cash equivalents and restricted cash	$247,966	$249,641
Accounts Receivable
Accounts receivable are carried on a gross basis, less the allowance for credit losses. We estimate the allowance for credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In addition, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our customers consist primarily of major integrated oil companies, independent refiners and marketers, power companies, petrochemical companies, pipeline companies, mining companies, contractors and engineering firms. We are exposed to the risk of individual customer defaults or depressed cycles in our customers’ industries. To mitigate this risk, many of our contracts require payment as projects progress or advance payment in some circumstances. In addition, in most cases we can place liens against the property, plant or equipment constructed or terminate the contract if a material contract default occurs. Accounts are written off against the allowance for credit losses only after all reasonable collection attempts have been exhausted. The provision for credit losses was $5 thousand, $0.1 million, and $3 thousand in fiscal 2026, 2025, and 2024 respectively. The allowance for credit losses was $0.3 million and $0.3 million as of June 30, 2026 and 2025, respectively.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Retentions
Some of our large construction projects may require security in the form of significant retentions. Contract retention represents an unconditional right to cash that is normally held by the customer until a certain time has passed, which is generally marked by certain contractual milestones, typically at or near the end of a project. Contract retentions expected to be collected within one year are included within Accounts Receivable in the Consolidated Balance Sheets. Contract retentions collectible beyond one year are included in Other assets, non-current.
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
Inventories
Inventories consist primarily of steel plate and pipe, and aluminum coil and extrusions. Cost is determined primarily using the average cost method and inventories are stated at the lower of cost or net realizable value.
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
Leases
We enter into lease arrangements for real estate, construction equipment and information technology equipment in the normal course of business. We determine if an arrangement is or contains a lease at inception of the arrangement. An arrangement is determined to be a lease if it conveys the right to control the use of identified property and equipment for a period of time in exchange for consideration. Operating lease right-of-use assets are recognized as the present value of future lease payments over the lease term as of the commencement date, plus any lease payments made prior to commencement, and less any lease incentives received. Operating lease liabilities are recognized as the present value of the future lease payments over the lease term as of the commencement date. Operating lease expense is recognized based on the undiscounted future lease payments over the remaining lease term on a straight-line basis. Leases with an initial term of twelve months or less are not recorded on the balance sheet; costs for these leases are recognized on a straight-line basis over the lease term.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Some of our lease agreements contain non-lease components, such as common area maintenance for our real estate leases, which are accounted for separately. Many of our leases include base rental periods coupled with options to renew or terminate the lease, generally at our discretion. Certain leases additionally include options to purchase the leased asset. In evaluating the lease term, we consider whether we are reasonably certain to exercise such options. We consider various factors, including economic incentives, intent, past history and business need, to determine the likelihood that a renewal option will be exercised. However, based on the nature of our lease agreements, options generally do not provide us with a significant economic incentive and are therefore excluded from the lease term for the majority of our arrangements. Our lease agreements do not contain significant residual value guarantees or material restrictive covenants. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments.
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
We utilize a discounted cash flow analysis, referred to as an income approach, and market multiples, referred to as a market approach, to determine the estimated fair value of our reporting units. For the income approach, significant judgments and assumptions including forecasted project awards, discount rate, anticipated revenue growth rate, gross margins, operating expenses, working capital needs and capital expenditures are inherent in the fair value estimates, which are based on our operating and capital budgets and on our strategic plan. As a result, actual results may differ from the estimates utilized in our income approach. For the market approach, significant judgments and assumptions include the selection of guideline companies, forecasted guideline company EBITDA (as defined in Note 4 - Goodwill and Other Intangible Assets) and our forecasted EBITDA (as defined in Note 4 - Goodwill and Other Intangible Assets). The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of additional impairment charges in the financial statements. As a test for reasonableness, we also consider the combined fair values of our reporting units to our market capitalization.

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
Stock-Based Compensation
We have issued time-based and market-based restricted stock unit awards under our long-term incentive compensation plans. We have issued time-based awards that are equity-settled and time-based awards that are cash-settled. The fair value of time-based awards is based on the value of our common stock at the grant date. The fair value of market-based awards is based on several factors, including the probability that the market condition specified in the grant will be achieved, which is calculated using a Monte Carlo model. Cash-settled time-based awards must be settled in cash and are accounted for as liability-type awards and are remeasured at the end of each reporting period at fair value until settlement. For all awards, expense is recognized using the straight-line method over the requisite service period with forfeitures recorded as they occur. Stock-based compensation expense related to market-based awards is expensed at their grant date fair value regardless of performance.
Income Taxes
We use the asset and liability approach for financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances based on our judgments and estimates are established when necessary to reduce deferred tax assets to the amount expected to be realized in future operating results. Our estimates are based on facts and circumstances in existence as well as interpretations of existing tax regulations and laws applied to the facts and circumstances. Therefore, we estimate and provide for amounts of additional income taxes that may be assessed by the various taxing authorities.
We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate uncertain tax positions on a quarterly basis and adjust the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions.
Foreign Currency
The functional currencies of our operations in Canada, South Korea and Australia are the Canadian Dollar, South Korean Won and U.S. Dollar, respectively. The functional currency of our Australian operations is the U.S. Dollar since its sales are primarily denominated in that currency. For subsidiaries with operations using a foreign functional currency, assets and liabilities are translated at the period-end exchange rates and the income statement accounts are translated at average exchange rates throughout the year. Translation gains and losses are reported in Accumulated Other Comprehensive Loss, net of tax, in the Consolidated Statements of Changes in Stockholders’ Equity and in Other Comprehensive Loss in the Consolidated Statements of Comprehensive Income. Translation gains and losses are reversed from Accumulated Other Comprehensive Loss and are recognized in current period income in the event we dispose of an entity with accumulated translation gains or losses. Transaction gains and losses are reported as a component of Other income (expense) in the Consolidated Statements of Income.
Accounting Standards Adopted in 2026
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity's income tax rate reconciliations table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The Company adopted this ASU prospectively as of and for the year ended June 30, 2026. See Note 6 - Income Taxes for additional information.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Accounting Standards Not Yet Adopted
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
Other accounting pronouncements issued but not effective until after June 30, 2026 are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
Note 2 – Revenue
Remaining Performance Obligations
We had $863.3 million of remaining performance obligations yet to be satisfied as of June 30, 2026. We expect to recognize approximately $667.0 million of our remaining performance obligations as revenue within the next twelve months.
Contract Balances
Billing practices are governed by the contract terms of each project based upon costs incurred, achievement of milestones or predetermined schedules. Billings do not necessarily correlate with revenue recognized over time using the percentage-of-completion method. As a result, we carry contract assets and liabilities in our balance sheet. These contract assets and liabilities are calculated on a contract-by-contract basis and are classified as current. We present our contract assets in the balance sheet as Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts ("CIE"). CIE consists of revenue recognized in excess of billings. We present our contract liabilities in the balance sheet as Billings on Uncompleted Contracts in Excess of Costs and Estimated Earnings ("BIE"). BIE consists of billings in excess of revenue recognized. The following table provides information about CIE and BIE:

	June 30, 2026	June 30, 2025	Change
	(In thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$29,231	$29,764	$(533)
Billings on uncompleted contracts in excess of costs and estimated earnings	(299,947)	(323,593)	23,646
Net contract liabilities	$(270,716)	$(293,829)	$23,113
The difference between the beginning and ending balances of our CIE and BIE primarily results from the timing of revenue recognized relative to our billings. The amount of revenue recognized during the fiscal year ended June 30, 2026 that was included in the prior period BIE balance was $318.9 million.
Progress billings in accounts receivable at June 30, 2026 and June 30, 2025 included retentions to be collected within one year of $68.2 million and $29.0 million, respectively. Contract retentions collectable beyond one year are included in Other assets, non-current in the Consolidated Balance Sheets and totaled $56.1 million and $61.5 million as of June 30, 2026 and June 30, 2025, respectively.
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $8.1 million and $11.4 million at June 30, 2026 and 2025, respectively. The amounts ultimately realized may be different than the recorded amounts resulting in adjustments to future earnings. Generally we expect collection of amounts related to unpriced change orders and claims within twelve months. However, customers may not pay these amounts until final resolution of related claims, which may extend beyond one year.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 13 - Segment Information. The following series of tables presents revenue disaggregated by geographic area where the work was performed and by contract type:

Geographic Disaggregation	Fiscal Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
	(In thousands)
United States	$828,132	$719,388	$662,449
Canada	38,424	41,228	56,420
Other international	7,076	8,670	9,344
Total Revenue	$873,632	$769,286	$728,213

Contract type disaggregation	Fiscal Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
	(In thousands)
Fixed-price contracts	$682,893	$560,717	$455,548
Time and materials and other cost reimbursable contracts	190,739	208,569	272,665
Total Revenue	$873,632	$769,286	$728,213
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
During fiscal 2026, based on an evaluation of projects that had revisions to total estimated costs or anticipated contract value that individually resulted in a change to gross profit in excess of $1.0 million, we recognized a reduction of gross profit of $4.8 million.
During fiscal 2025, lower than anticipated labor productivity on a crude terminal project in the Storage and Terminal Solutions segment resulted in a $5.1 million reduction of gross profit during the fiscal year. This project was completed in early fiscal 2026. Additionally, we lowered our recovery expectations on a legacy project completed in fiscal 2021 that was in arbitration which resulted in a $6.4 million reduction in revenue. The matter was fully resolved in fiscal 2026.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Note 3 - Property, Plant and Equipment
The following table presents the components of our property, plant and equipment, net at June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025	Estimated Useful Lives (in years)
	(In thousands)
Property, plant and equipment
Land	$4,852	$5,160
Buildings	15,524	15,477	40
Construction equipment	78,923	78,395	3-15
Transportation equipment	32,005	38,362	3-5
Office equipment and software	30,865	30,590	3-10
Leasehold improvements	17,718	17,521	Shorter of lease term or useful life
Finance lease	32	32
Construction in progress	655	2,869
Total property, plant and equipment	180,574	188,406
Accumulated depreciation	(144,313)	(146,309)
Property, plant and equipment, net	$36,261	$42,097
Depreciation expense totaled $8.1 million, $8.9 million, and $9.6 million in fiscal 2026, 2025 and 2024, respectively.
As of June 30, 2026, we classified $0.9 million of property, plant and equipment as held for sale. The assets include primarily transportation equipment associated with our transmission and distribution service line in the Utility and Power Infrastructure segment. We began winding down this service line in the fourth quarter of fiscal 2025. We expect to sell the remaining equipment during fiscal 2027.
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Note 4 - Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Total
	(In thousands)
Net balance at June 30, 2023	$19,397	$4,239	$5,484	$29,120
Translation adjustment(1)	(64)	(33)	—	(97)
Net balance at June 30, 2024	19,333	4,206	5,484	29,023
Translation adjustment(1)	16	8	—	24
Net balance at June 30, 2025	19,349	4,214	5,484	29,047
Translation adjustment(1)	(112)	(57)	—	(169)
Net balance at June 30, 2026	$19,237	$4,157	$5,484	$28,878

(1)The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.

We performed our annual goodwill impairment test as of May 31, 2026, which resulted in no impairment. The fiscal 2026 test indicated that one reporting unit with $11.2 million of goodwill as of June 30, 2026 was at higher risk of future impairment. If our view of project opportunities or gross margins deteriorates, particularly for the higher risk reporting unit, then we may be required to record an impairment of goodwill. The estimated fair value of each reporting unit was derived by utilizing a discounted cash flow analysis and market multiples of projected EBITDA. EBITDA is defined as earnings before interest expense, interest income, taxes, depreciation and amortization. The key assumptions used are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies.
Other Intangible Assets
Our other intangible assets were fully amortized as of June 30, 2026. Information on the carrying value of other intangible assets as of June 30, 2025 is as follows:

		June 30, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10	$130	$(122)	$8
Customer based	9 to 15	11,144	(10,597)	547
Total other intangible assets		$11,274	$(10,719)	$555

Amortization expense totaled $0.6 million, $1.1 million, and $1.4 million in fiscal 2026, 2025, and 2024, respectively.
Note 5 - Debt
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
under the ABL Facility. The ABL Facility matures, and any outstanding amounts become due and payable, on September 9, 2029.
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The borrowing base is recalculated on a monthly basis and at June 30, 2026, our borrowing base was $65.4 million. During 2026, the Company had no outstanding borrowings under the ABL Facility. The Company had $4.5 million in letters of credit outstanding as of June 30, 2026, which resulted in availability of $60.9 million under the ABL Facility. Our borrowing base availability has ranged from $55.6 million to $65.0 million during fiscal 2026. Subsequent to June 30, 2026, we issued an additional $20.0 million project-related letter of credit. The letter of credit resulted in a release of $20.0 million of contract retention, which we collected in August 2026.
Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”), a Term Secured Overnight Financing Rate ("Term SOFR"), or at the Canadian Prime Rate, plus an applicable margin. The Term SOFR rate, whether for one-month or three-month tenor, is provided by a third party as defined in the ABL Facility ("Term SOFR Administrator"). The Term SOFR Administrator publishes a daily set of forward-looking interest rates for various tenors, provided that the Term SOFR cannot be below zero. The Base Rate is defined as a fluctuating interest rate equal to the greater of: (i) rate of interest announced by Bank of Montreal from time to time as its prime rate; (ii) the U.S. federal funds rate plus 0.50%; (iii) Term SOFR for one month period plus 1.00%; and (iv) 1.00%. Depending on the amount of average availability, the applicable margin is between 1.00% and 1.50% for Base Rate and Canadian Prime Rate borrowings, which includes either U.S. or Canadian prime rate, and between 2.00% and 2.50% for Term SOFR borrowings. Interest is payable either (i) monthly for Base Rate or Canadian Prime Rate borrowings or (ii) the last day of the interest period for Term SOFR borrowings, as set forth in the ABL Facility. The fee for undrawn amounts is 0.25% per annum and is due quarterly.
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that limit our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $13.5 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We were in compliance with all covenants of the ABL Facility as of June 30, 2026.
Note 6 - Income Taxes

Sources of Pretax Income (Loss)	Fiscal Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
	(In thousands)
Domestic	$(198)	$(26,917)	$(27,119)
Foreign	(2,026)	(2,081)	2,107
Total	$(2,224)	$(28,998)	$(25,012)

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Components of the Provision for Income Tax Expense (Benefit)	Fiscal Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
	(In thousands)
Current:
Federal	$39	$91	$(80)
State	63	354	44
Foreign	254	19	—
Current Total	356	464	(36)
Deferred Total	—	—	—
Total	$356	$464	$(36)
Our effective tax rate on pre-tax income (loss) for the year ended June 30, 2026 differed from the statutory U.S. federal income tax rate of 21% as a result of the following, presented after prospectively adopting ASU 2023-09:

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Reconciliation Between the Expected Income Tax Provision Applying the Domestic Federal Statutory Tax Rate and the Reported Income Tax Provision	Fiscal Year Ended June 30, 2026
	Amount	Percent
	(In thousands)
Tax provision at statutory U.S. federal income tax rate	$(467)	21.0%
State income taxes, net of federal benefit (1)	50	(2.2)%
Foreign tax effects
Canada
Foreign income tax	154	(6.9)%
Return to provision	91	(4.1)%
Valuation allowance	120	(5.4)%
Statutory rate difference	(20)	0.9%
Australia
Statutory rate difference	(47)	2.1%
Valuation allowance	231	(10.4)%
Other	145	(6.5)%
Effect of cross-border tax laws	(28)	1.3%
Tax credits
Research & development credit	(820)	36.9%
U.S. Foreign tax credit	(238)	10.7%
Changes in valuation allowances	(1,296)	58.3%
Nontaxable or nondeductible items
Officer compensation	1,605	(72.2)%
Meals and entertainment	953	(42.9)%
Excess tax expense (benefit) on stock-based compensation	118	(5.3)%
Other adjustments, net	(195)	8.7%
Income tax provision	$356	(16.0)%
(1) State taxes in New Jersey, Pennsylvania, and Virginia made up the majority of state income tax.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
The following table presents the Reconciliation Between the Expected Income Tax Provision Applying the Domestic Federal Statutory Tax Rate and the Reported Income Tax Provision for the years ended June 30, 2025 and 2024, prior to the adoption of ASU 2023-09:

	Fiscal Years Ended
	June 30, 2025	June 30, 2024
	(In thousands)
Expected benefit for federal income taxes at the statutory rate	$(6,089)	$(5,253)
State income taxes, net of federal benefit	(716)	(2,065)
Charges without tax benefit, net of non-taxable income	1,042	384
Change in valuation allowance	6,472	8,542
Excess tax expense (benefit) on stock-based compensation	1,063	(61)
Research and development and other tax credits	(952)	(1,299)
Foreign tax differential	88	388
Change in uncertain tax positions	—	(81)
Other	(444)	(591)
Provision (benefit) for federal, state and foreign income taxes	$464	$(36)

The following table presents income taxes paid, net of refunds, for the year ended June 30, 2026, presented prospectively after the adoption of ASU 2023-09:

Fiscal Year Ended
June 30, 2026
(In thousands)
Federal	$22
State
Other	52
Foreign
Canada	138
Other	100
Total	$312

The following table presents income taxes paid, net of refunds, for the years ended June 30, 2025 and 2024, prior to the adoption of ASU 2023-09:
	Fiscal Years Ended
	June 30, 2025	June 30, 2024
	(In thousands)
Income taxes paid (received), net of refunds	$328	$(165)

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Significant Components of our Deferred Tax Assets and Liabilities

	June 30, 2026	June 30, 2025
	(In thousands)
Deferred tax assets:
Accruals and reserves	$684	$2,267
Bad debt reserve	66	65
Insurance reserve	945	971
Net operating loss benefit and credit carryforwards	38,696	32,043
Accrued compensation and pension	1,138	1,487
Stock compensation expense on nonvested restricted stock units	2,274	3,353
Book over tax amortization	2,324	4,033
Research and development capitalization	11,385	14,882
Foreign currency translation and other	1,251	1,271
Total deferred tax assets	58,763	60,372
Valuation allowance	(54,768)	(55,973)
Deferred tax assets, net	3,995	4,399
Deferred tax liabilities:
Tax over book depreciation	3,826	3,920
Other	191	504
Total deferred tax liabilities	4,017	4,424
Net deferred tax liability	$(22)	$(25)

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Valuation Allowance
Due to the existence of a cumulative loss over a three-year period, we recorded a full valuation allowance against our deferred tax assets beginning in fiscal 2022 and have recorded additional valuation allowances against newly generated deferred tax assets in subsequent years through fiscal 2026. These assets are primarily comprised of federal net operating losses, which have an indefinite carryforward, federal tax credits and state net operating losses. To the extent we generate taxable income in the future, or cumulative losses are no longer present and our future projections for growth or tax planning strategies are demonstrated, we will recognize the benefit associated with the net operating losses for which the valuation allowance has been provided.
Operating Loss and Tax Credit Carryforwards
We have net operating loss carryforwards and tax credit carryforwards in federal, state and foreign jurisdictions. The valuation allowance at June 30, 2026 and June 30, 2025 reduces the recognized tax benefit of these carryforwards to an amount that is more likely than not to be realized. The gross carryforwards will generally expire as shown below for each jurisdiction:

Operating Loss and Tax Credit Carryforwards	Expiration Period	Amount (in thousands)
Federal net operating loss	Indefinite	$61,719
Federal tax credits	June 2041 to June 2046	$6,876
Federal foreign tax credits	June 2035	$253
State net operating losses	June 2027 to indefinite	$145,402
State tax credits	June 2032 to indefinite	$774
Foreign net operating losses	June 2029 to indefinite	$35,109
Foreign tax credits	June 2035 to June 2046	$652

Other
In general, it is our practice and intention to reinvest the earnings of our foreign subsidiaries in our foreign operations. We do not provide for outside basis differences under the indefinite reinvestment assertion of ASC 740-30.
We file tax returns in multiple domestic and foreign taxing jurisdictions. With a few exceptions, we are no longer subject to examination by taxing authorities through fiscal 2021. At June 30, 2026, we updated our evaluation of our open tax years in all known jurisdictions. As of June 30, 2026, we have no liability for unrecognized tax positions.
Note 7 - Commitments and Contingencies

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
In April 2022, we filed an arbitration demand against Keyera Energy, Inc. in an effort to collect outstanding balances related to a crude oil storage project. In response, the customer filed certain counterclaims against us. We received an interim award in

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
January 2026 and a final award in April 2026 resolving all claims and awarding attorneys' fees to us as the prevailing party. After application of insurance coverages, we collected $15.1 million for amounts owed on the project and reimbursement of attorneys' fees incurred. We received payment in the fourth quarter of fiscal 2026.
In late fiscal 2023, after numerous attempts to collect outstanding receivables for construction services on a mining and minerals facility, we filed a notice of default for lack of payment of outstanding balances, and in early fiscal 2024, we filed a lien on the facility. The customer, 5E Boron Americas, LLC, responded by commencing litigation against us on July 17, 2023 in the United States District Court for the Central District of California, Eastern Division (5E Boron Americas, LLC v. Matrix Service Inc., Case No. 5:23-cv-01396-CV(DTBx)). We denied all claims and filed a countersuit against the customer for failure to pay amounts due. In the third quarter of fiscal 2026, to avoid future legal costs associated with this matter, we entered into a settlement and received payment of $4.3 million.
On July 10, 2026, we were served with two complaints filed in the Superior Court of the State of Washington alleging certain employment claims for unpaid wages and violations of Washington statutes addressing moonlighting restrictions for low-wage employees, and nondisclosure and non-disparagement provisions in employment agreements (Malachi Ridley v. Matrix Service Inc., No. 26-2-01375-37 and Malachi Ridley v. Matrix Service Inc., No. 26-2-01384-1). The complaints were filed by an individual that was employed by Matrix Service Inc. between March 2024 and April 2024, but each complaint seeks class certification. We believe we have substantial legal defenses to class certifications and the claims presented. Additionally, certain claims asserted in the complaints may be subject to insurance coverage. Damages for the claims, if any, have not yet been quantified. Any potential losses associated with this matter cannot be estimated at this time.
We and our subsidiaries are participants in various other legal actions. Assessing the eventual outcome of litigation involves forward-looking speculation as to judgment being made by arbitrators, judges, juries and appellate courts in the future. The results of litigation are inherently unpredictable; however, based upon information presently available, and in light of legal and other factual defenses available to the Company, management does not believe that such other known legal actions will have a material adverse effect on our financial position, results of operations or liquidity.
Insurance Reserves
We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, self-insured retentions and coverage limits.
Typically, our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide warranties for materials and workmanship. We may also be required to name the customer as an additional insured up to the limits of insurance available. We generally require our subcontractors to indemnify us and our customer and name us as an additional insured for activities arising out of the subcontractors’ work. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of us, to secure the subcontractors’ work or as required by the subcontract.
There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.
We establish reserve accruals for claims using a combination of actuarially determined estimates and case-by-case evaluations of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. If actual results of claim settlements are different than the amounts estimated, we may be exposed to future gains and losses that could be material.
Bonding
Many customers, particularly in connection with new construction, require the Company to post performance and payment bonds. These bonds provide a guarantee that the Company will perform under the terms of a contract and pay its subcontractors and vendors. In certain circumstances, the customer may demand that the surety make payments or provide services under the bond, and the Company must reimburse the surety for any expenses or outlays it incurs. As of June 30, 2026, the Company is not aware of any outstanding material obligations for payments related to bond obligations. However, to the extent future reimbursements are required, the amounts could be material and could adversely affect the Company’s consolidated business, financial condition, results of operations and cash flows.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Letters of credit
We issue letters of credit under our ABL Facility to support workers' compensation programs. In addition, from time to time, certain customers require the Company to post letters of credit to ensure payment of subcontractors and vendors and guarantee performance under contracts. Such letters of credit are issued under our ABL Facility. Each letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the lender under the ABL Facility. Depending on the circumstances of such a reimbursement, the Company may also be required to record a charge to earnings for the reimbursement. The Company is not aware of any claims currently asserted or threatened under any of these letters of credit that are material, individually or in the aggregate. However, to the extent payment is required for any such claims, the amount paid could be material and could adversely affect the Company’s consolidated business, financial condition, results of operations and cash flows.
Note 8 - Leases
We enter into lease arrangements for real estate, construction equipment and information technology equipment in the normal course of business. Real estate leases accounted for most of our right-of-use assets as of June 30, 2026. Most real estate and information technology equipment leases generally have fixed payments that follow an agreed upon payment schedule and have remaining lease terms ranging from less than a year to 10 years. Construction equipment leases generally have "month-to-month" lease terms that automatically renew as long as the equipment remains in use.
The components of lease expense in the Consolidated Statements of Income are as follows:

		Fiscal Years Ended
		June 30, 2026	June 30, 2025	June 30, 2024
Lease expense	Location of Expense in Consolidated Statements of Income	(In thousands)
Operating lease expense	Cost of revenue and selling, general and administrative expenses	$4,673	$5,167	$5,994
Short-term lease expense(1)	Cost of revenue	29,721	20,932	21,414
Total lease expense		$34,394	$26,099	$27,408

(1)Primarily represents the lease expense of construction equipment that is subject to month-to-month rental agreements with expected rental durations of less than one year.

The future undiscounted lease payments, as reconciled to the discounted operating lease liabilities presented in our Consolidated Balance Sheets, were as follows:

June 30, 2026
Maturity Analysis:	(In thousands)
Fiscal 2027	$5,428
Fiscal 2028	5,040
Fiscal 2029	4,279
Fiscal 2030	3,272
Fiscal 2031	2,530
Thereafter	2,310
Total future operating lease payments	22,859
Imputed interest	(3,402)
Net present value of future lease payments	19,457
Less: current portion of operating lease liabilities	4,363
Non-current operating lease liabilities	$15,094

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
The following is a summary of the weighted-average remaining operating lease term and weighted-average discount rate:

	Fiscal Years Ended
	June 30, 2026	June 30, 2025
	(In thousands)
Weighted-average remaining lease term (in years)	4.9 years	5.2 years
Weighted-average discount rate	6.7%	6.7%

Cash flow information related to leases is as follows:

	Fiscal Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments	$5,733	$5,444	$5,761
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2,341	$2,490	$1,956
Note 9 - Stockholders’ Equity
Preferred Stock
We have 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at June 30, 2026 or June 30, 2025.
Stock Repurchase Program
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program in fiscal 2026. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds. There were 1,349,037 shares available for repurchase under the November 2018 Program as of June 30, 2026.
Treasury Shares
In addition to the stock buyback program, we may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s restricted stock units. We withheld 123,850 and 55,324 shares of common stock during fiscal 2025, and 2024, respectively, to satisfy these obligations. These shares were returned to our pool of treasury shares. During fiscal 2026, we utilized remaining treasury shares in connection with equity awards under our incentive plans and for sales to the Employee Stock Purchase Plan. We had no treasury shares as of June 30, 2026.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Note 10 - Stock-Based Compensation
Plan Information
In November 2020, our stockholders approved the Matrix Service Company 2020 Stock and Incentive Compensation Plan (the "2020 Plan"), which provides stock-based and cash-based incentives for officers, directors and other key employees. Stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares and cash-based awards can be issued under this plan. Upon approval of the 2020 Plan, the 2018 Stock and Incentive Compensation Plan ("2018 Plan") was frozen. The 2020 Plan was amended in November 2025 to increase the maximum authorized shares under the plan by 1,025,000 shares, increasing the total authorized shares under the 2020 Plan from 3,975,000 to 5,000,000 shares.
Awards totaling 5,000,000 shares have been authorized under the 2020 Plan, as amended. There were 3,115,864 shares available for grant under the amended 2020 Plan as of June 30, 2026.
Equity-settled Restricted Stock Units
We have issued equity-settled restricted stock units under the following types of arrangements:

•Time-based awards—Employee awards generally vest in four equal annual installments beginning one year after the grant date. The award agreements contain a provision that accelerates the service period for retirement eligible participants and participants that become retirement eligible during the vesting period and who elect to retire more than one year after the date of the award. The award is forfeited if retirement occurs before the first anniversary of the award. Settlement still occurs on the normal vesting schedules. Director awards vest one year after the grant date.

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
Equity-settled time-based restricted stock unit activity for the fiscal year ended June 30, 2026 is as follows:

	Units	Weighted Average Grant Date Fair Value per Unit
Balance at June 30, 2025	759,981	$8.89
Units granted	294,271	15.14
Units vested and released	(321,978)	9.07
Units canceled	(119,486)	11.54
Balance at June 30, 2026	612,788	$11.24
The balance of equity-settled time-based restricted stock units included 288,901 and 301,901 units as of June 30, 2026 and 2025, respectively, that were fully expensed but not yet settled, primarily associated with retirement eligible participants.
There were 357,496 and 412,976 equity-settled time-based restricted stock units granted in fiscal 2025 and 2024 with weighted average grant date fair values of $10.20 and $8.51 per share, respectively. There were 305,556 and 297,026 equity-settled time-based restricted stock units that vested and were released in fiscal 2025 and 2024 with weighted average grant date fair values of $8.85 and $9.40 per share, respectively. Measured but unrecognized stock-based compensation expense at June 30, 2026 was $2.4 million, which is expected to be recognized as expense over a weighted average period of 1.6 years.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Equity-settled market-based restricted stock unit activity for the fiscal year ended June 30, 2026 is as follows:

	Units	Weighted Average Grant Date Fair Value per Unit
Balance at June 30, 2025	1,525,332	$11.06
Units granted	359,709	19.08
Units vested and released(1)	(420,631)	8.01
Units canceled	(299,019)	15.43
Balance at June 30, 2026(2)	1,165,391	$13.51
(1) The performance stock units vested at 109% of target on August 30, 2025. This payout was based on our relative Total Shareholder Return ("TSR") for the performance period from July 1, 2023 through June 30, 2025, as measured against a designated peer group.
(2) Balance includes approximately 578,000 awards due to vest in August 2026. Based on our relative total shareholder return, our performance was below the amount required for threshold payout; therefore, no market-based awards vested in August 2026.
There were 468,351 and 626,150 equity-settled market-based restricted stock units granted in fiscal 2025 and 2024 with weighted average grant date fair values of $11.49 and $12.83 per share, respectively. There were 274,363 and 329,489 equity-settled market-based restricted stock units cancelled in 2025 and 2024 with weighted average grant date fair values of $16.19 and $11.61 per share, respectively. Measured but unrecognized stock-based compensation expense at June 30, 2026 for market-based awards was $3.6 million, which is expected to be recognized as expense over a weighted average period of 1.8 years.
The grant date fair value of the time-based awards is determined by the market value of our common stock on the grant date. The grant date fair value of the market-based awards is calculated using a Monte Carlo model. For the fiscal 2026 grant, the model estimated the fair value of the award based on 50,000 simulations of the future prices of our common stock compared to the future prices of the common stock of peer companies based on historical volatilities. The Monte Carlo simulation valuation methodology applied the following key inputs:

	2026	2025	2024
Valuation date price based on August 27, 2025, August 27, 2024, and August 29, 2023 closing stock prices of Matrix common stock	$15.37	$9.74	$8.22
Expected volatility(1)	54%	57%	58%
Risk-free interest rate	3.55%	3.74%	4.61%
Term in years	2.84	2.84	2.84
(1) The expected volatility inputs are based on historical volatility, which is based on the Company's closing prices over a period equivalent to the performance period
In the first quarter of fiscal 2024, due to an insufficient number of remaining shares available for issuance under the 2020 Plan, market-based awards granted in that period were subject to cash settlement upon vesting at the election of the board of directors, and the above-target payout portion of the awards were accounted for as liability awards. In the second quarter of fiscal 2024, stockholders approved an increase in the number of shares available for issuance under the 2020 Plan. In the fourth quarter of fiscal 2024, the compensation committee of the board of directors concluded the Company has the intent and ability to settle the entire market-based awards in equity, and therefore the grants became share-settled, equity-classified awards. The modification resulted in the elimination of the $1.0 million liability related to these awards, with a corresponding increase to additional paid-in capital, as presented on the Consolidated Statement of Changes in Stockholders' Equity for the twelve months ended June 30, 2024.
Total stock-based compensation expense for the fiscal years ended June 30, 2026, 2025, and 2024 was $7.1 million, $8.9 million and $7.7 million, respectively. The total fair value of awards that vested and were released during fiscal years ended June 30, 2026, 2025, and 2024 was $11.8 million, $4.2 million and $2.6 million, respectively. We withheld 274,578, 123,850, and 55,324 shares for taxes on stock-based compensation vestings for $4.2 million, $1.2 million, and $0.5 million during fiscal 2026, 2025 and 2024, respectively, which are reported as financing cash outflows in our Consolidated Statements of Cash

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Flows. We recognized excess tax expense (benefit) of $0.1 million, $1.1 million, and ($0.1) million related to stock-based compensation vesting for the fiscal years ended June 30, 2026, 2025, and 2024, respectively.

Cash-Settled Restricted Stock Units
Our cash-settled restricted stock units are time-based awards with terms consistent with equity-settled time based awards described above, except that the awards are ultimately paid in cash at the vesting dates. We granted 175,689, 307,756, and 360,030, cash-settled restricted stock units during fiscal years 2026, 2025 and 2024, respectively; with fair values of $2.9 million, $3.1 million, and $3.0 million, respectively. There were 269,738, 255,110, and 165,109 shares vested and released in fiscal 2026, 2025, and 2024, respectively; with total fair values of $4.1 million, $2.5 million, and $1.4 million, respectively. There were 119,486 shares cancelled in fiscal 2026 with a fair value of $1.4 million. There were 45,325 shares cancelled in fiscal 2025 with a fair value of $0.4 million. There were no shares cancelled in fiscal 2024.
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
We recognized $2.7 million, $4.7 million, and $5.0 million of expense in fiscal years 2026, 2025, and 2024, respectively, for cash-settled restricted stock units, which was included in selling, general and administrative expenses and cost of revenue in the Consolidated Statements of Income. As of June 30, 2026, the current portion of the liability for cash-settled restricted stock units was $3.0 million and is included in accrued wages and benefits in the Consolidated Balance Sheets. The non-current portion of the liability was $2.3 million and is included in other non-current liabilities in the Consolidated Balance Sheets.
Modifications and Cancellations
Restricted stock units were impacted during fiscal 2026 by modifications and cancellations of awards as a result of our organizational restructuring. See Note 14 for additional information regarding our organizational restructuring. Equity-settled time-based award activity for fiscal 2026 includes grants of 36,958 units and cancellations of 80,366 units associated with the restructuring. Equity-settled market-based award activity for fiscal 2026 includes grants of 85,658 units and cancellations of 187,940 units associated with the restructuring. Cash-settled award activity for fiscal 2026 includes grants of 36,958 units and cancellations of 80,366 units associated with the restructuring.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Note 11 - Earnings per Common Share
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

The computation of basic and diluted EPS is as follows:

	Fiscal Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
	(In thousands, except per share data)
Basic EPS:
Net loss	$(2,580)	$(29,462)	$(24,976)
Weighted average shares outstanding	28,295	27,769	27,379
Basic loss per share	$(0.09)	$(1.06)	$(0.91)
Diluted EPS:
Weighted average shares outstanding—basic	28,295	27,769	27,379
Diluted weighted average shares	28,295	27,769	27,379
Diluted loss per share	$(0.09)	$(1.06)	$(0.91)

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Fiscal Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
	(In thousands)
Nonvested restricted stock units	238	999	863
Note 12 - Employee Benefit Plans
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
Our matching contributions were $4.9 million, $5.0 million and $5.1 million in fiscal years ended June 30, 2026, 2025, and 2024, respectively.
Multiemployer Pension Plans
We contribute to a number of multiemployer defined benefit pension plans in the U.S. and Canada under the terms of collective-bargaining agreements that cover our union-represented employees, who are represented by more than 100 local unions. The related collective-bargaining agreements between those organizations and us, which specify the rate at which we must contribute to the multi-employer defined pension plan, expire at different times between 2026 and 2029. Benefits under these plans are generally based on compensation levels and years of service.
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
Under federal legislation regarding multiemployer pension plans, in the event of a withdrawal from a plan or plan termination, companies may be required to make payments to the plan for their proportionate share of such plan’s unfunded vested benefits. We are a participant in multiple union sponsored multiemployer plans, and, as a plan participant, our potential obligation could be significant. The amount of the potential obligation is not currently ascertainable because the information required to determine such amount is not identifiable or readily available.
Our participation in significant plans for the fiscal year ended June 30, 2026 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The zone status is based on the latest information that the Company received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are generally less than 80 percent funded, and plans in the green zone are generally at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending or Implemented	Company Contributions Fiscal Year			Surcharge Imposed
		2026	2025		2026	2025	2024
						(In thousands)
Boilermaker-Blacksmith National Pension Trust	48-6168020/001	Red	Green	Implemented	$5,744	$6,267	$4,494	Yes
National Electrical Benefit Fund, IBEW locals 71, 126, 488, and 1319	53-0181657/001	Green	Green	NA	2,723	2,199	2,666	No
		Contributions to other multiemployer plans			9,382	8,718	13,673
		Total contributions made			$17,849	$17,184	$20,833
Based upon the most recently available annual reports, our contribution to each of the individually significant plans listed in the table above was less than 5% of each plan’s total contributions. The amount of additional funds, if any, that the Company may be obligated to contribute to these plans in the future cannot be estimated due to uncertainty of the future levels of work that require the specific use of union employees covered by these plans, as well as the future contribution levels and possible surcharges on contributions applicable to these plans.
Employee Stock Purchase Plan
The Matrix Service Company 2011 Employee Stock Purchase Plan (“2011 ESPP”) was effective January 1, 2011 through December 31, 2025. The 2011 ESPP allowed employees to purchase shares through payroll deductions and members of the Board of Directors to purchase shares from amounts withheld from their cash retainers. Share purchases were limited to an aggregate market value of no greater than $60,000 per calendar year per participant and were purchased from us at the current market value with no discount to the participant. Contributions were with after tax earnings and were accumulated in non-interest bearing accounts for quarterly purchases of company stock. Upon the purchase of shares, the participants received all stockholder rights including dividend and voting rights and were permitted to sell their shares at any time. Effective January 1, 2026, the Board of Directors terminated the 2011 ESPP. There were 11,391 shares issued in fiscal 2026, 17,148 shares issued in fiscal 2025, and 19,775 shares in fiscal 2024 under the 2011 ESPP.
Effective January 1, 2026, the Company adopted the Matrix Service Company 2026 Employee Stock Purchase Plan ("2026 ESPP"), which was approved by stockholders on November 4, 2025. The 2026 ESPP is intended to qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code of 1986, and allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions. The ESPP initially authorized the issuance of up to 1,000,000 shares of common stock. The purchase price is currently equal to 90% of the fair market value of the Company's common stock on the purchase date. Offering periods are generally 3 months, and participation is voluntary. As of June 30, 2026, there were 994,555 shares available for purchase. There were 5,445 shares issued in fiscal 2026.
Note 13 - Segment Information

We operate our business through a number of different operating subsidiaries, which are organized into three reportable segments based on the type of work performed and the markets serviced:
•Storage and Terminal Solutions: delivers integrated engineering, procurement and construction ("EPC") services, along with repair, maintenance and fabrication services for bulk liquid, cryogenic, and refrigerated storage and terminal facilities supporting both traditional and emerging energy markets, including LNG, NGLs, petroleum products, chemicals, hydrogen, and ammonia. We also manufacture and sell specialty, precision-engineered tank products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
•Utility and Power Infrastructure: delivers comprehensive construction, maintenance, upgrades and fabrication services for power generation facilities and power infrastructure systems for a variety of customers, including public and private utilities, energy producers and data center customers. We also deliver integrated EPC, fabrication, and upgrade services for LNG peak shaving facilities.
•Process and Industrial Facilities: delivers engineering, construction, maintenance, and repair services across diverse heavy industrial and energy transition markets, including midstream and downstream energy, chemicals, mining and minerals, renewable fuels, and hydrogen. We also engineer and construct highly specialized infrastructure, notably thermal vacuum test chambers for the aerospace and defense sectors.
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
We incur certain expenses at the corporate level that relate to our business as a whole. A portion of these expenses are allocated to our business segments. The balance of the corporate level expenses are reported in the Corporate "Selling, general and administrative expenses" line, which is primarily comprised of corporate facility expense, the cost of the executive management team, and other expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to any specific business segment, such as corporate human resources, legal, governance, compliance and finance functions. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). We eliminate intersegment revenues; therefore, no intercompany profit or loss is recognized. Segment assets consist primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment, right-of-use lease assets, goodwill and other intangible assets. Corporate assets consist primarily of centrally managed cash, restricted cash, prepaid expenses, corporate fixed assets, and corporate operating lease right-of-use assets.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

(In thousands)

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Fiscal Year Ended June 30, 2026
Total revenue (1)	$458,296	$283,390	$131,946	$—	$873,632
Cost of revenue	(430,425)	(251,798)	(127,431)	(26)	(809,680)
Gross profit (loss)	27,871	31,592	4,515	(26)	63,952
Selling, general and administrative expenses	22,091	9,389	6,066	26,061	63,607
Restructuring costs and other	2,649	1,855	1,019	4,440	9,963
Operating income (loss)	$3,131	$20,348	$(2,570)	$(30,527)	$(9,618)
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and were $3.1 million for the year ended June 30, 2026.
Capital expenditures	$2,537	$1,452	$118	$1,376	$5,483
Depreciation and amortization	$4,737	$2,206	$1,423	$274	$8,640
	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Fiscal Year Ended June 30, 2025
Total revenue (1)	$365,891	$248,691	$154,704	$—	$769,286
Cost of revenue	(351,236)	(231,776)	(145,794)	(803)	(729,609)
Gross profit (loss)	14,655	16,915	8,910	(803)	39,677
Selling, general and administrative expenses	23,538	12,363	8,293	26,979	71,173
Restructuring costs and other	323	718	138	2,393	3,572
Operating income (loss)	$(9,206)	$3,834	$479	$(30,175)	$(35,068)
(1) Total revenues are net of inter-segment revenues which are primarily Process and Industrial Facilities and were $2.1 million for the year ended June 30, 2025.
Capital expenditures	$3,516	$1,123	$1,454	$1,592	$7,685
Depreciation and amortization	$5,042	$3,119	$1,636	$215	$10,012

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Fiscal Year Ended June 30, 2024
Total revenue (1)	$276,800	$183,920	$266,260	$1,233	$728,213
Cost of revenue	(265,503)	(174,688)	(244,408)	(3,141)	(687,740)
Gross profit (loss)	11,297	9,232	21,852	(1,908)	40,473
Selling, general and administrative expenses	19,823	8,844	10,354	31,064	70,085
Restructuring costs and other	—	52	215	234	501
Operating income (loss)	$(8,526)	$336	$11,283	$(33,206)	$(30,113)
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and were $2.4 million for the year ended June 30, 2024.
Capital expenditures	$4,641	$581	$476	$1,296	$6,994
Depreciation and amortization	$4,958	$3,000	$2,840	$225	$11,023

Total Assets by Segment

	June 30, 2026	June 30, 2025
	(In thousands)
Storage and Terminal Solutions	$209,076	$194,354
Utility and Power Infrastructure	103,531	98,582
Process and Industrial Facilities	28,414	39,490
Corporate	261,584	267,830
Total Segment Assets	$602,605	$600,256
Geographical Disaggregation of Long-Lived Assets
The following table presents our long-lived tangible assets including property, plant and equipment, net, and operating right-of-use lease assets at June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
	(In thousands)
United States	$47,190	$55,137
Canada	914	1,150
Other international	3,006	3,637
Total Long-Lived Assets	$51,110	$59,924

Information about Significant Customers by Segment:

	Significant Customers as a Percentage of Segment Revenue
	Consolidated	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities
Fiscal Year ended June 30, 2026
Customer one	20.1%	38.3%	—%	—%
Customer two	17.5%	0.3%	53.3%	—%
Customer three	10.0%	17.3%	—%	6.5%
Fiscal Year ended June 30, 2025
Customer two	17.4%	0.7%	52.7%	—%
Customer one	10.5%	21.0%	1.6%	—%
Fiscal Year ended June 30, 2024
Customer four	10.5%	27.7%	—%	—%
Customer five	10.3%	—%	—%	28.2%

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Note 14 - Restructuring Costs and Other

	Fiscal Years Ended
	June 30, 2026	June 30, 2025
	(In thousands)
CEO and CFO transition	$3,588	$—
Lease impairment	2,935	—
Severance and other personnel-related costs	3,012	3,397
Other	428	175
Total Restructuring costs and other	$9,963	$3,572
In the fourth quarter of fiscal 2025, we commenced an organizational restructuring plan to create a flatter, leaner organization by eliminating certain senior-level positions, streamlining our engineering and construction services, and decentralizing elements of our business development organization. In the first quarter of fiscal 2026, we continued the organizational restructuring plan to further integrate our engineering and construction services, consolidate service lines, and close an under-performing office, among other changes. During the fourth quarter of fiscal 2026, we took further action aimed at reducing our cost structure, which included eliminating multiple positions, including the Chief Administrative Officer position. Our restructuring plan was substantially complete as of June 30, 2026.
During fiscal 2026, we recorded $2.9 million of operating lease and fixed asset impairments associated with certain real estate leases that we exited as part of our organizational restructuring plan. The fair values of the assets associated with these leases were determined based on Level 3 fair value measurements, utilizing a discounted cash flow method based in part on projected sublease income.
In connection with the Board’s succession planning, on February 2, 2026, John R. Hewitt and the Company entered into a transition agreement providing for Mr. Hewitt to transition from his role as President and Chief Executive Officer and step down effective June 30, 2026. Restructuring costs and other include $1.6 million in expense associated with cash severance payable in the first quarter of fiscal 2027, as well as $1.0 million in expense associated with stock-based compensation that will continue to settle after Mr. Hewitt’s separation. In April 2026, we also announced a transition and separation agreement with Kevin Cavanah, our Chief Financial Officer, and have commenced a search for a new Chief Financial Officer. Restructuring costs and other include $0.8 million in expense associated with cash severance payable in the first quarter of fiscal 2027 pursuant to Mr. Cavanah's agreement.

Matrix Service Company
Schedule II—Valuation and Qualifying Accounts
June 30, 2026, June 30, 2025, and June 30, 2024
(In thousands)

COL. A	COL. B	COL. C ADDITIONS			COL. D		COL. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts—Describe		Deductions—Describe		Balance at End of Period
Fiscal Year 2026
Deducted from asset accounts:
Allowance for credit losses	$252	$5	$—		$—		$257
Valuation allowance for deferred tax assets	55,973	(1,274)	69	(B)	—		54,768
Total	$56,225	$(1,269)	$69		$—		$55,025
Fiscal Year 2025
Deducted from asset accounts:
Allowance for credit losses	$201	$51	$—		$—		$252
Valuation allowance for deferred tax assets	49,434	6,472	67	(B)	—		55,973
Total	$49,635	$6,523	$67		$—		$56,225
Fiscal Year 2024
Deducted from asset accounts:
Allowance for credit losses	$1,061	$3	$—		$(863)	(A)	$201
Valuation allowance for deferred tax assets	41,060	8,542	—		(168)	(B)	49,434
Total	$42,121	$8,545	$—		$(1,031)		$49,635

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2026.
Management’s Report on Internal Control over Financial Reporting
See “Management’s Report on Internal Control over Financial Reporting” set forth in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes during the fourth quarter of fiscal 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or Non-Rule 10b5-1, as each term is defined under Item 408(a) of Regulation S-K.
As previously announced, Kevin S. Cavanah, Chief Financial Officer, is separating from Matrix Service Company (the “Company”). While the Company completes a comprehensive search for its permanent Chief Financial Officer, Andrew J. (“A.J.”) Smith has been appointed as the Company’s Chief Financial Officer on an interim basis, effective September 10, 2026 and until the Company appoints a permanent replacement for the Chief Financial Officer position. Mr. Smith has been designated as the Company’s principal financial officer and principal accounting officer for this interim period.
Mr. Smith, age 39, has served as the Senior Director of Accounting and Treasury for the Company since October 2025. From February 2023 to October 2025, Mr. Smith served as the Company’s Corporate Controller. Prior to joining the Company, Mr. Smith was a senior manager in the audit practice of Ernst & Young. Mr. Smith holds a Bachelor of Business Administration degree and a Master of Accountancy degree from the University of Oklahoma. Mr. Smith is a Certified Public Accountant and a Certified Treasury Professional.
In connection with his appointment as interim Chief Financial Officer, Mr. Smith will receive supplemental compensation in the form of a cash payment of $10,000 per month and a one-time grant of 2,500 restricted stock units, which will vest in equal installments over three years from the grant date (which grant is in addition to the grant of 5,000 restricted stock units related to his service as Senior Director of Accounting and Treasury). The foregoing description of the agreement between Mr. Smith and the Company relating to his appointment as interim Chief Financial Officer is qualified in its entirety by the full text of the agreement, which is filed as Exhibit 10.25 to this Form 10-K and is incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors and corporate governance is incorporated herein by reference to the sections entitled “Proposal Number 1: Election of Directors” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to our executive officers is incorporated herein by reference to the section entitled “Executive Officer Information” in the Proxy Statement.
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
(2) Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II—Valuation and Qualifying Accounts June 30, 2026, June 30, 2025 and June 30, 2024, immediately following Notes to Consolidated Financial Statements. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

(3) The following documents are included as exhibits to this Annual Report on Form 10-K. The exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical hereafter.
3.1	Amended and Restated Certificate of Incorporation of Matrix Service Company (Exhibit 3.1 to the Company's Current Report on Form 8-K filed December 7, 2022).

3.2	Third Amended and Restated Bylaws, effective as of May 5, 2026 (Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed May 7, 2026).

4.1	Description of the Company's Common Stock (Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed September 4, 2019).

+10.1	Matrix Service Company 2018 Stock and Incentive Compensation Plan (Appendix A to the Company's Proxy Statement, filed September 21, 2018).

+10.2	Form of Restricted Stock Unit Award Agreement for Directors (2018 Stock and Incentive Compensation Plan) (Exhibit 10 to the Company's Quarterly Report on Form 10-Q, filed November 8, 2018).

+10.3	Form of Restricted Stock Unit Agreement for Employees (2018 Stock and Incentive Compensation Plan) (Exhibit 10.14 to the Company's Annual Report on Form 10-K, filed September 3, 2020).

+10.4	Form of Long-Term Incentive Award Agreement (2018 Stock and Incentive Compensation Plan) (Exhibit 10.15 to the Company's Annual Report on Form 10-K, filed September 3, 2020).

+10.5	Form of Amended and Restated Severance Agreement (Exhibit 10 to the Company's Current Report on Form 8-K filed November 15, 2016).

+10.6	Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed January 8, 2009).

+10.7	Amendment 1 to Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed November 9, 2012).

+10.8	Matrix Service Company 2020 Stock and Incentive Compensation Plan (Appendix A to the Company's Proxy Statement filed on September 24, 2020)..

+10.9	Form of Long-Term Incentive Award Agreement (2020 Stock and Incentive Compensation Plan) (Exhibit 10.16 to the Company's Annual Report on Form 10-K filed September 13, 2021).

+10.10	Form of Restricted Stock Unit Award Agreement (2020 Stock and Incentive Compensation Plan) (Exhibit 10.17 to the Company's Annual Report on Form 10-K filed September 13, 2021).

+10.11	Form of Indemnification Agreement (Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed November 7, 2019).

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

*+10.18	Transition and Separation Agreement - Kevin Cavanah (CFO) dated April 29, 2026.

*+10.19	Separation Agreement - Nancy Austin (CAO) dated April 28, 2026.

+10.20	Deferred Compensation Plan for Non-Employee Directors (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 6, 2025).

+10.21	Transition and Separation Agreement - John Hewitt (CEO) dated February 1, 2026 (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed February 2, 2026).

*+10.22	Form of Long-Term Incentive Award Agreement (2020 Stock and Incentive Compensation Plan dated August 27, 2025).

*+10.23	Form of Long-Term Incentive Award Agreement for Officers (2020 Stock and Incentive Compensation Plan dated August 25, 2026).

*+10.24	Form of Long-Term Incentive Award Agreement for Non-Officers (2020 Stock and Incentive Compensation Plan dated August 25, 2026).

*+10.25	Interim CFO Agreement - Andrew J. Smith dated August 28, 2026.

*19	Matrix Service Company Insider Trading Policy

*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CFO.

*95	Mine Safety Disclosure.

*97	Matrix Service Company Clawback Policy

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

+Management Contract or Compensatory Plan.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrix Service Company

Date : September 3, 2026	By:	/s/ Shawn P. Payne
Shawn P. Payne, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John D. Chandler	Chairman of the Board of Directors	September 3, 2026
John D. Chandler

/s/ Shawn P. Payne	President, Chief Executive Officer and Director	September 3, 2026
Shawn P. Payne	(Principal Executive Officer)

/s/ Kevin S. Cavanah	Vice President and Chief Financial Officer	September 3, 2026
Kevin S. Cavanah	(Principal Accounting and Principal Financial Officer)

/s/ Jose L. Bustamante	Director	September 3, 2026
Jose L. Bustamante

/s/ Martha Z. Carnes	Director	September 3, 2026
Martha Z. Carnes

/s/ Carlin G. Conner	Director	September 3, 2026
Carlin G. Conner

/s/ Liane K. Hinrichs	Director	September 3, 2026
Liane K. Hinrichs

/s/ James H. Miller	Director	September 3, 2026
James H. Miller