Form 10-Q
period 2026-09-30
MATRIX SERVICE CO
filed 2026-11-05
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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
15333 JFK Blvd., Ste 400 Houston, Texas 77032
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (281) 458-8781
Not Applicable
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2026 there were 28,072,555 shares of the Company's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30, 2026	September 30, 2025
Revenue	$219,402	$211,884
Cost of revenue	201,348	197,702
Gross profit	18,054	14,182
Selling, general and administrative expenses	13,348	16,334
Restructuring costs and other	229	3,348
Operating income (loss)	4,477	(5,500)
Other income (expense):
Interest expense	(164)	(127)
Interest income	1,961	1,802
Other income (expense)	(86)	231
Income (loss) before income tax expense	6,188	(3,594)
Provision (benefit) for federal, state and foreign income taxes	(1)	69
Net income (loss)	$6,189	$(3,663)

Basic income (loss) per common share	$0.22	$(0.13)
Diluted income (loss) per common share	$0.22	$(0.13)
Weighted average common shares outstanding:
Basic	28,380	28,008
Diluted	28,495	28,008
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2026	September 30, 2025
Net income (loss)	$6,189	$(3,663)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	689	(528)
Comprehensive income (loss)	$6,878	$(4,191)
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	September 30, 2026	June 30, 2026
Assets
Current assets:
Cash and cash equivalents	$182,381	$222,966
Accounts receivable, net of allowance for credit losses	190,851	171,955
Costs and estimated earnings in excess of billings on uncompleted contracts	28,982	29,231
Inventories	7,529	6,190
Income taxes receivable	179	82
Prepaid expenses and other current assets	14,723	4,278
Assets held for sale (Note 3)	550	948
Total current assets	425,195	435,650
Restricted cash	25,000	25,000
Property, plant and equipment, net	35,522	36,261
Operating lease right-of-use assets	14,108	14,849
Goodwill	28,961	28,878
Other assets, non-current (Note 2)	38,373	61,967
Total assets	$567,159	$602,605
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 30, 2026	June 30, 2026
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$85,370	$108,722
Billings on uncompleted contracts in excess of costs and estimated earnings	290,998	299,947
Accrued wages and benefits	16,443	19,158
Accrued insurance	3,832	4,447
Operating lease liabilities	4,417	4,363
Other accrued expenses	3,724	5,779
Total current liabilities	404,784	442,416
Deferred income taxes, non-current	94	22
Operating lease liabilities	14,011	15,094
Other liabilities, non-current	1,592	3,218
Total liabilities	420,481	460,750
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock—$0.01 par value; 60,000,000 shares authorized; 28,291,921 shares issued and 28,057,121 shares outstanding as of September 30, 2026; 28,133,850 shares issued and outstanding as of June 30, 2026;	283	281
Additional paid-in capital	150,923	150,483
Retained earnings	8,088	1,899
Accumulated other comprehensive loss	(10,119)	(10,808)
Treasury stock, at cost — 234,800 shares as of September 30, 2026 and 0 shares as of June 30, 2026;	(2,497)	—
Total stockholders' equity	146,678	141,855
Total liabilities and stockholders’ equity	$567,159	$602,605
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2026	September 30, 2025
Operating activities:
Net income (loss)	$6,189	$(3,663)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	1,783	2,461
Stock-based compensation expense	1,325	1,921
Operating lease impairment due to restructuring	—	1,529
Loss (gain) on disposal of property, plant and equipment	89	(217)
Other	103	94
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable, net of allowance for credit losses	4,921	(15,083)
Costs and estimated earnings in excess of billings on uncompleted contracts	249	(8,148)
Inventories	(1,339)	338
Other assets and liabilities	(11,084)	(10,553)
Accounts payable	(23,234)	17,720
Billings on uncompleted contracts in excess of costs and estimated earnings	(8,949)	(6,037)
Accrued expenses	(7,011)	(6,261)
Net cash used by operating activities	(36,958)	(25,899)
Investing activities:
Capital expenditures	(757)	(2,011)
Proceeds from sale of property, plant and equipment	320	222
Net cash used by investing activities	(437)	(1,789)
Financing activities:
Payment of debt amendment fees	—	(149)
Open market purchase of treasury shares	(2,497)	—
Proceeds from issuance of common stock under employee stock purchase plan	61	43
Payments related to tax withholding for stock-based compensation	(944)	(4,223)
Net cash used by financing activities	(3,380)	(4,329)
Effect of exchange rate changes on cash	190	(317)
Net decrease in cash and cash equivalents	(40,585)	(32,334)
Cash, cash equivalents and restricted cash, beginning of period	247,966	249,641
Cash, cash equivalents and restricted cash, end of period	$207,381	$217,307
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$39	$34
Interest	$130	$131
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$11	$156
 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
June 30, 2026	28,133,850	$281	$150,483	$1,899	$(10,808)	—	$—	$141,855
Net income	—	—	—	6,189	—	—	—	6,189
Other comprehensive income	—	—	—	—	689	—	—	689
Issuance of restricted stock	158,071	2	(946)	—	—	—	—	(944)
Shares issued related to Employee Stock Purchase Plan	—	—	61	—	—	—	—	61
Open market purchase of treasury shares	—	—	—	—	—	234,800	(2,497)	(2,497)
Stock-based compensation expense	—	—	1,325	—	—	—	—	1,325
September 30, 2026	28,291,921	$283	$150,923	$8,088	$(10,119)	234,800	$(2,497)	$146,678

June 30, 2025	27,888,217	$279	$149,969	$4,479	$(9,403)	277,731	$(2,608)	$142,716
Net loss	—	—	—	(3,663)	—	—	—	(3,663)
Other comprehensive loss	—	—	—	—	(528)	—	—	(528)
Issuance of restricted stock	182,210	2	(6,805)	—	—	(274,578)	2,580	(4,223)
Shares issued related to Employee Stock Purchase Plan	—	—	15	—	—	(3,153)	28	43
Stock-based compensation expense	—	—	1,921	—	—	—	—	1,921
September 30, 2025	28,070,427	$281	$145,100	$816	$(9,931)	—	$—	$136,266

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2026, included in our Annual Report on Form 10-K. The results of operations for the three month period ended September 30, 2026 may not necessarily be indicative of the results of operations for the full year ending June 30, 2027.
Significant Accounting Policies
Our significant accounting policies are detailed in “Note 1 - Basis of Presentation and Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended June 30, 2026.

Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring companies to provide more detailed and organized disclosures of their expenses. Disclosures will include disaggregation of expense captions presented on the face of the income statement into specific categories, such as purchases of inventory, employee compensation, and costs related to depreciation and amortization. The new requirements will take effect for annual reporting periods beginning after December 15, 2026 (fiscal 2028) and for interim periods within fiscal years beginning after December 15, 2027 (fiscal 2029), with early adoption permitted. Adoption of this ASU will result in additional disclosure, but will not impact our consolidated financial position, results of operations or cash flows.
Other accounting pronouncements issued but not effective until after September 30, 2026 are not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.
Note 2 – Revenue
Remaining Performance Obligations
We had $731.1 million of remaining performance obligations yet to be satisfied as of September 30, 2026. We expect to recognize $576.8 million of our remaining performance obligations as revenue within the next twelve months.
Contract Balances
Our billing practices are governed by the contract terms of each project based upon costs incurred, achievement of milestones or predetermined schedules. Billings do not necessarily correlate with revenue recognized over time using the percentage-of-completion method. As a result, we carry contract assets and liabilities in our balance sheet. These contract assets and liabilities are calculated on a contract-by-contract basis and are classified as current. We present our contract assets in the balance sheet as Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts ("CIE"). CIE consists of revenue recognized in excess of billings. We present our contract liabilities in the balance sheet as Billings on Uncompleted Contracts in Excess of Costs and Estimated Earnings ("BIE"). BIE consists of billings in excess of revenue recognized. The following table provides information about CIE and BIE:

	September 30, 2026	June 30, 2026	Change
	(In thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$28,982	$29,231	$(249)
Billings on uncompleted contracts in excess of costs and estimated earnings	(290,998)	(299,947)	8,949
Net contract liabilities	$(262,016)	$(270,716)	$8,700
The difference between the beginning and ending balances of our CIE and BIE primarily results from the timing of revenue recognized relative to our billings. The amount of revenue recognized during the three months ended September 30, 2026 that was included in the June 30, 2026 BIE balance was $124.2 million.
Progress billings in accounts receivable at September 30, 2026 and June 30, 2026 included retentions to be collected within one year of $74.2 million and $68.2 million, respectively. Contract retentions collectable beyond one year are included in Other assets, non-current in the Condensed Consolidated Balance Sheets and totaled $31.9 million as of September 30, 2026 and $56.1 million as of June 30, 2026.
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $11.7 million at September 30, 2026 and $8.1 million at June 30, 2026. The amounts ultimately realized may be different than the recorded amounts resulting in adjustments to future earnings. Generally, we expect collection of amounts related to unpriced change orders and claims within twelve months. However, customers may not pay these amounts until final resolution of related claims, which may extend beyond one year.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 8 - Segment Information. The following series of tables presents revenue disaggregated by geographic area where the work was performed and by contract type:
Geographic Disaggregation:

	Three Months Ended
	September 30, 2026		September 30, 2025
	(In thousands)
United States	$206,925	94%	$198,991	94%
Canada	10,940	5%	11,428	5%
Other international	1,537	1%	1,465	1%
Total Revenue	$219,402	100%	$211,884	100%

Contract Type Disaggregation:

	Three Months Ended
	September 30, 2026		September 30, 2025
	(In thousands)
Fixed-price contracts	$178,431	81%	$164,530	78%
Time and materials and other cost reimbursable contracts	40,971	19%	47,354	22%
Total Revenue	$219,402	100%	$211,884	100%

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
During the three months ended September 30, 2026, based on an evaluation of projects that had revisions to total estimated costs or anticipated contract value that individually resulted in a change to gross profit in excess of $1.0 million, we recognized a net increase of gross profit of $0.7 million.
Note 3 – Assets Held for Sale
As of September 30, 2026 and June 30, 2026, we classified $0.6 million and $0.9 million, respectively, of property, plant and equipment as held for sale. The assets include primarily transportation equipment associated with our transmission and distribution service line in the Utility and Power Infrastructure segment. We began winding down this service line in the fourth quarter of fiscal 2025. We expect to sell this equipment during the remainder of fiscal 2027.
Note 4 – Debt
On September 9, 2021, the Company and our primary U.S. and Canada operating subsidiaries entered into an asset-based credit agreement, which was most recently amended on November 3, 2026 (as amended, the "ABL Facility"), with Bank of Montreal, as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer. The maximum amount of loans under the ABL Facility is limited to $90.0 million. The ABL Facility's available borrowings may be increased by an amount not to exceed $15.0 million, subject to certain conditions, including obtaining additional commitments. The ABL Facility is intended to be used for working capital, capital expenditures, issuances of letters of credit and other lawful purposes. Our obligations under the ABL Facility are guaranteed by substantially all of our U.S. and Canadian subsidiaries and are secured by a first lien on all our assets under the ABL Facility. The ABL Facility matures, and any outstanding amounts become due and payable, on September 9, 2029.
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The borrowing base is recalculated on a monthly basis and at September 30, 2026, our borrowing base was $61.8 million. The Company had $22.4 million in letters of credit outstanding as of September 30, 2026, which resulted in availability of $39.4 million under the ABL Facility.
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
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that limit our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distributions or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $13.5 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio financial covenant of at least 1.00 to 1.00 must be maintained. We were in compliance with all financial covenants of the ABL Facility as of September 30, 2026.

Note 5 – Income Taxes
Effective Tax Rate
During the three months ended September 30, 2026, our effective tax rate was zero. The effective tax rate during the period was impacted by decreases in valuation allowances of $(2.0) million placed on deferred tax asset changes during the period. During the three months ended September 30, 2025, our effective tax rate was (1.9)%. The effective tax rate during the period was impacted by increases in valuation allowances of $1.4 million placed on deferred tax asset changes during the period.
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

Bonding
Many customers, particularly in connection with new construction, require the Company to post performance and payment bonds. These bonds provide a guarantee that the Company will perform under the terms of a contract and pay its subcontractors and vendors. In certain circumstances, the customer may demand that the surety make payments or provide services under the bond, and the Company must reimburse the surety for any expenses or outlays it incurs. As of September 30, 2026, the Company is not aware of any outstanding material obligations for payments related to bond obligations. However, to the extent future reimbursements are required, the amounts could be material and could adversely affect the Company’s consolidated business, financial condition, results of operations and cash flows.
Letters of credit
We issue letters of credit under our ABL Facility to support workers' compensation programs. In addition, from time to time, certain customers require the Company to post letters of credit to ensure payment of subcontractors and vendors and guarantee performance under contracts. Each letter of credit commits the lender to pay specified amounts to the holder of the letter of credit if the holder claims that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the lender under the ABL Facility. Depending on the circumstances of such a reimbursement, the Company may also be required to record a charge to earnings for the reimbursement. The Company is not aware of any claims currently asserted or threatened under any of these letters of credit that are material, individually or in the aggregate. However, to the extent payment is required for any such claims, the amount paid could be material and could adversely affect the Company’s consolidated business, financial condition, results of operations and cash flows.
Note 7 – Earnings per Common Share
Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director nonvested restricted stock units. Nonvested restricted stock units are considered antidilutive to our EPS in the event we report a net loss.
The computation of basic and diluted EPS is as follows:

	Three Months Ended
	September 30, 2026	September 30, 2025
	(In thousands, except per share data)
Basic EPS:
Net income (loss)	$6,189	$(3,663)
Weighted average shares outstanding	28,380	28,008
Basic earnings (loss) per share	$0.22	$(0.13)
Diluted EPS:
Net income (loss)	$6,189	$(3,663)
Weighted average shares outstanding – basic	28,380	28,008
Dilutive nonvested restricted stock units	115	—
Diluted weighted average shares outstanding	28,495	28,008
Diluted earnings (loss) per share	$0.22	$(0.13)

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended
	September 30, 2026	September 30, 2025
	(In thousands)
Nonvested restricted stock units	203	901

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

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

(In thousands)

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Three Months Ended September 30, 2026
Total revenue (1)	$122,875	$59,145	$37,382	$—	$219,402
Cost of revenue	(111,876)	(54,073)	(36,005)	606	(201,348)
Gross profit	10,999	5,072	1,377	606	18,054
Selling, general and administrative expenses	5,696	1,737	1,185	4,730	13,348
Restructuring costs and other	45	24	5	155	229
Operating income (loss)	$5,258	$3,311	$187	$(4,279)	$4,477
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and were $3.6 million for the three months ended September 30, 2026.
Capital expenditures	$461	$125	$52	$119	$757
Depreciation and amortization	$1,098	$327	$274	$84	$1,783

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Three Months Ended September 30, 2025
Total revenue (1)	$109,459	$74,501	$27,924	$—	$211,884
Cost of revenue	(102,962)	(67,717)	(26,495)	(528)	(197,702)
Gross profit (loss)	6,497	6,784	1,429	(528)	14,182
Selling, general and administrative expenses	5,548	2,977	1,307	6,502	16,334
Restructuring costs and other	1,759	640	729	220	3,348
Operating income (loss)	$(810)	$3,167	$(607)	$(7,250)	$(5,500)
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and Process and Industrial Facilities segments and were $0.6 million for the three months ended September 30, 2025.
Capital expenditures	$871	$851	$81	$208	$2,011
Depreciation and amortization	$533	$92	$217	$1,619	$2,461

Total assets by segment

	September 30, 2026	June 30, 2026
Storage and Terminal Solutions	$215,890	$209,076
Utility and Power Infrastructure	73,853	103,531
Process and Industrial Facilities	42,156	28,414
Corporate	235,260	261,584
Total Segment Assets	$567,159	$602,605

Note 9 – Restructuring Costs and other
In the fourth quarter of fiscal 2025, we commenced an organizational restructuring plan to create a flatter, leaner organization by eliminating certain senior-level positions, streamlining our engineering and construction services, and decentralizing elements of our business development organization. In the first quarter of fiscal 2026, we continued the organizational restructuring plan to further integrate our engineering and construction services, consolidate service lines, and close an under-performing office, among other changes. We incurred $3.3 million of restructuring costs during the first quarter of fiscal 2026 associated with these actions. These costs included $1.5 million of operating lease and fixed asset impairments associated with certain real estate leases that we exited as part of our restructuring plan. The fair values of the assets associated with these leases were determined based on Level 3 fair value measurements, utilizing a discounted cash flow method based in part on projected sublease income. Remaining costs incurred during the first quarter of fiscal 2026 consisted primarily of severance and other personnel-related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts” and similar expressions are also intended to identify forward-looking statements. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
These forward-looking statements include, among others    :
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
•the impact to our business from disruptions to supply chains, and availability of materials and labor;
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

These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•any risks discussed in this Form 10-Q, our Form 10-K for the fiscal year ended June 30, 2026, and in our other filings with the Securities and Exchange Commission;
•economic, market or business conditions in general, disruptions in the global supply chain, and in the natural gas, oil, petrochemical, industrial and power industries in particular;
•the transition to renewable energy sources and its impact on our current customer base;
•the under- or over-utilization of our workforce;
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
Operational Update
We continue to make progress with our Win-Execute-Deliver strategy, and our results for the current quarter reflect the operational improvements associated with that effort. Gross margin increased to 8.2% in the first quarter of fiscal 2027, compared to 6.7% in the same period last year, while selling, general and administrative expenses declined $3.0 million year-over-year, contributing to net income of $6.2 million during the quarter. We believe our current backlog supports our expectation for continued profitability as we progress through the fiscal year.

We continue to see favorable demand trends across several of our key end markets, including LNG, NGL, and crude storage; mining and minerals; and power generation. In addition, current quarter awards include a limited notice to proceed for a meaningful power generation project supporting data center infrastructure. We believe this award reflects the effectiveness of our strategy to expand participation in power generation and data center-related infrastructure. While full EPC projects remain a top priority for the business, this award also reflects our efforts to secure more short-cycle construction-only ("C-only") projects which have a faster bid-to-burn revenue generation profile. Combined with sustained demand across our key end markets, we believe disciplined execution and continued commercial momentum position us well for long-term profitable growth.

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
For long-term maintenance contracts with no minimum commitments and other established customer agreements, we include only the amounts that we expect to recognize as revenue over the next 12 months. For arrangements in which we have received an LNTP, we include the entire scope of work in our backlog if we conclude that the likelihood of the full project proceeding is probable. For all other arrangements, we calculate backlog as the estimated contract amount less revenue recognized as of the reporting date. Backlog differs from the amount of our remaining performance obligations, which are described in Note 2 - Revenue in the notes to the unaudited condensed consolidated financial statements. Differences are due primarily to the inclusion within our backlog of estimates of future revenue under long-term maintenance contracts; future revenue for the full scope of work for certain arrangements where we have received an LNTP; and future revenue for arrangements where we have received assurance that we consider firm, but the associated contract has not been fully executed.

The following table provides a summary of changes in our backlog for the three months ended September 30, 2026:

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Total
	(In thousands)
Backlog as of June 30, 2026	$641,159	$145,732	$166,287	$953,178
Project awards	29,805	58,150	50,844	138,799
Revenue recognized	(122,875)	(59,145)	(37,382)	(219,402)
Backlog as of September 30, 2026	$548,089	$144,737	$179,749	$872,575
Book-to-bill ratio(1)	0.2x	1.0x	1.4x	0.6x

(1)Calculated by dividing project awards by revenue recognized.

In the Storage and Terminal Solutions segment, we booked $29.8 million of project awards during the first quarter of fiscal 2027. This segment includes significant opportunities for storage infrastructure projects related to natural gas, LNG, ammonia, NGLs and other forms of low carbon energy. We believe LNG and NGL projects in particular will be key growth drivers for this segment. Bidding activity in these markets has been strong and we expect that to continue.
In the Utility and Power Infrastructure segment, we booked $58.2 million of project awards during the first quarter of fiscal 2027. Awards during the first quarter of fiscal 2027 include an LNTP for a meaningful power generation project supporting data center infrastructure. Our opportunity pipeline for LNG peak shaving projects continues to be promising, with both greenfield facility projects as well as the projects for the upgrade, expansion, maintenance, and repair to existing infrastructure. The timing between the major greenfield and expansion awards can be extended due to client activity and bidding diligence. However, their addition to backlog is significant and we expect it to drive long-term sustainable growth in the segment. The smaller upgrade projects are key measures of our brand power and strength in the market, keeping key resources active while creating opportunities to strengthen execution and engineering teams. Power generation and delivery infrastructure opportunities are expected to be driven over the long-term by increasing electrical demand and the related electrical grid requirements associated with data centers and other demands. Project opportunities and bidding activity are strong across the segment.

In the Process and Industrial Facilities segment, we booked $50.8 million of project awards during the first quarter of fiscal 2027. We continue to see increasing opportunities in chemicals, renewable fuels, and refinery maintenance and turnarounds. Additionally, after an extended period of limited investment, activity in the U.S. non-ferrous mining sector has increased significantly, supported by demand growth in copper and higher gold prices, as well as policy initiatives related to critical minerals.
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
Three months ended September 30, 2026 Compared to the Three months ended September 30, 2025
The information below is an analysis of our consolidated results for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.
Consolidated Results of Operations

	Three Months Ended
	September 30,		2026 v 2025
Dollars in thousands	2026	2025	Change	%
Revenue	$219,402	$211,884	$7,518	4%
Cost of revenue	201,348	197,702	3,646	2%
Gross profit	18,054	14,182	3,872	27%
Gross margin %	8.2%	6.7%	1.5%	22.4%
Selling, general and administrative expenses	13,348	16,334	(2,986)	(18)%
Restructuring costs and other	229	3,348	(3,119)	(93)%
Operating income (loss)	4,477	(5,500)	9,977	181%
Other income (expense):
Interest expense	(164)	(127)	(37)	(29)%
Interest income	1,961	1,802	159	9%
Other income (expense)	(86)	231	(317)	(137)%
Income (loss) before income tax expense	6,188	(3,594)	9,782	272%
Provision (benefit) for federal, state and foreign income taxes	(1)	69	(70)	—%
Net income (loss)	$6,189	$(3,663)	$9,852	269%

Revenue - The increase in consolidated revenue of $7.5 million, or 4%, was attributable to higher revenue volumes in our Storage and Terminal Solutions and Processing and Industrial Facilities segments, partially offset by lower revenue volumes in our Utility and Power Infrastructure segment.
Gross profit - Gross profit in the first quarter of fiscal 2027 increased $3.9 million, or 27%, compared to the first quarter of fiscal 2026. Gross margin was 8.2% for the first quarter of fiscal 2027 compared to gross margin of 6.7% for the first quarter of fiscal 2026. The increase in gross margin was due to higher gross margins in the Storage and Terminal Solutions segment, partially offset by lower gross margins in the Process and Industrial Facilities segment. Overall, gross margins during the period benefited from strong project execution and improved overhead recovery.
Selling, general and administrative expenses - The decrease in selling, general and administrative expenses ("SG&A") of $3.0 million, or 18%, was due in part to lower salaries and wages and stock compensation expense resulting from our organizational restructuring plan. Additionally, SG&A decreased $1.9 million associated with the variable accounting for cash-settled stock-based compensation, primarily as a result of fluctuations in our stock price.

Restructuring costs and other - The decrease in restructuring costs of $3.1 million, or 93%, was attributable to our restructuring plan being substantially complete as of June 30, 2026. See Part I, Item 1. Financial Statements (Unaudited), Note 9 - Restructuring Costs and other, for further details.
Provision for income taxes - Income tax expense for both periods was insignificant. The effective tax rates during both periods were impacted by valuation allowances of $(2.0) million and $1.4 million, respectively, placed on deferred tax assets generated during the periods. We placed a valuation allowance on our deferred tax assets due to the existence of a cumulative loss over a three-year period. Currently, we place valuation allowances on newly generated deferred tax assets. We will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided as we generate taxable income.

Results of Operations by Business Segment

	Three Months Ended
	September 30,		2026 v 2025
Dollars in thousands	2026	2025	Change	% Favorable (Unfavorable)
Revenue
Storage and Terminal Solutions	$122,875	$109,459	$13,416	12%
Utility and Power Infrastructure	59,145	74,501	(15,356)	(21)%
Process and Industrial Facilities	37,382	27,924	9,458	34%
Total revenue	$219,402	$211,884	$7,518	4%
Gross profit
Storage and Terminal Solutions	$10,999	$6,497	$4,502	69%
Utility and Power Infrastructure	5,072	6,784	(1,712)	(25)%
Process and Industrial Facilities	1,377	1,429	(52)	(4)%
Corporate	606	(528)	1,134	(215)%
Total gross profit	$18,054	$14,182	$3,872	27%
Gross margin %
Storage and Terminal Solutions	9.0%	5.9%	3.1%	53%
Utility and Power Infrastructure	8.6%	9.1%	(0.5)%	(5)%
Process and Industrial Facilities	3.7%	5.1%	(1.4)%	(27)%
Total gross margin %	8.2%	6.7%	1.5%	22%
Operating income (loss)
Storage and Terminal Solutions	$5,258	$(810)	$6,068	749%
Utility and Power Infrastructure	3,311	3,167	144	5%
Process and Industrial Facilities	187	(607)	794	131%
Corporate	(4,279)	(7,250)	2,971	41%
Total operating income (loss)	$4,477	$(5,500)	$9,977	181%

Storage and Terminal Solutions

Storage and Terminal Solutions revenues increased by $13.4 million, or 12%, in the three months ended September 30, 2026 compared to the same period last year, driven by an increased volume of work for specialty tanks and the associated balance of plant.

Storage and Terminal Solutions gross profit increased by $4.5 million, or 69%, in the three months ended September 30, 2026 compared to the same period last year. The segment gross margin of 9.0% for the three months ended September 30, 2026 was higher than segment gross margin of 5.9% in the same period last year. Margin improvement was driven by improved project execution overall as well as an improvement in overhead cost absorption.

Utility and Power Infrastructure
Utility and Power Infrastructure revenues decreased by $15.4 million, or 21%, in the three months ended September 30, 2026 compared to the same period last year, driven by a decrease in volume of work for natural gas peak shaving projects, partially offset by an increase in power generation work.
Utility and Power Infrastructure gross profit decreased by $1.7 million, or 25%, in the three months ended September 30, 2026 compared to the same period last year. The segment gross margin was 8.6% for the three months ended September 30, 2026 compared to 9.1% in the same period last year, a decrease of 0.5% due to the mix of work, partially offset by improved construction overhead cost absorption.

Process and Industrial Facilities
Process and Industrial Facilities revenues increased by $9.5 million, or 34%, in the three months ended September 30, 2026 compared to the same period last year. The increase is primarily attributable to increased revenue volumes for mining and minerals work.

Process and Industrial Facilities gross profit decreased by $0.1 million, or 4%, in the three months ended September 30, 2026 compared to the same period last year. The segment gross margin was 3.7% for the three months ended September 30, 2026 compared to 5.1% in the same period last year. Margins during the three months ended September 30, 2026 were impacted by the resolution of a subcontractor dispute for a project originally completed in fiscal 2023. While resulting in a decrease in segment margins in the current quarter, the impact will be offset by savings of anticipated legal costs.

LIQUIDITY AND CAPITAL RESOURCES

Overview
We assess liquidity based on the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity at September 30, 2026 were unrestricted cash and cash equivalents on hand, capacity under our ABL Facility, and cash generated from operations. Our primary operational uses of capital are expenditures required to execute our projects, fund business operations and fulfill our contractual obligations. We believe that for at least the next 12 months, our cash position, anticipated cash generated by operating activities, along with our availability under the ABL Facility, is sufficient to support our operating requirements.

Unrestricted cash and cash equivalents at September 30, 2026 totaled $182.4 million and availability under the ABL Facility totaled $39.4 million, resulting in total liquidity of $221.8 million. During the first quarter of fiscal 2027, liquidity decreased, primarily as a result of changes in working capital. Additionally, our availability under the ABL Facility decreased due to an increase in outstanding letters of credit. In the first quarter of fiscal 2027, we issued a $20.0 million project-related letter of credit, which resulted in a release of $20.0 million of contract retention.

The following table provides a reconciliation of restricted cash and unrestricted cash in the Condensed Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows, as well as availability and total liquidity (in thousands):

	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025
Total cash, cash equivalents and restricted cash	$207,381	$247,966	$258,021	$223,964
Less: Restricted cash	25,000	25,000	25,000	25,000
Unrestricted cash	182,381	222,966	233,021	198,964
Availability under ABL Facility	39,402	60,910	64,150	58,615
Total Liquidity	$221,783	$283,876	$297,171	$257,579

The following table provides a summary of changes in our liquidity for the three months ended September 30, 2026 (in thousands):

Liquidity at June 30, 2026	$283,876
Cash used by operating activities	(36,958)
Capital expenditures	(757)
Proceeds from sale of assets	320
Decrease in availability under ABL Facility	(21,508)
Cash used by financing activities	(3,380)
Effect of exchange rate changes on cash	190
Liquidity at September 30, 2026	$221,783
Factors that routinely impact our short-term liquidity and may impact our long-term liquidity include:
•changes in costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs due to contract terms that determine the timing of billings to customers and the collection of those billings:

◦some fixed-price customer contracts allow for upfront billings at the beginning of a project, which increases liquidity near term;

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
ABL Credit Facility
We have an asset-based credit agreement, which was most recently amended on November 3, 2026 (as amended, the "ABL Facility"), with Bank of Montreal, as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer. The maximum amount of loans under the ABL Facility is limited to $90.0 million. The ABL Facility's available borrowings may be increased by an amount not to exceed $15.0 million, subject to certain conditions, including obtaining additional commitments. The ABL Facility is intended to be used for working capital, capital expenditures, issuances of letters of credit and other lawful purposes. Our obligations under the ABL Facility are guaranteed by substantially all of our U.S. and Canadian subsidiaries and are secured by a first lien on all our assets under the ABL Facility. The ABL Facility matures, and any outstanding amounts become due and payable, on September 9, 2029.
The borrowing base is recalculated on a monthly basis and at September 30, 2026, our borrowing base was $61.8 million. We had no borrowings outstanding and $22.4 million in letters of credit outstanding, which resulted in availability of $39.4 million under the ABL Facility. For additional information regarding our ABL Facility, see Item 1 of Part I, "Financial Statements - Note 4 - Debt."
CASH FLOW ANALYSIS
The following table summarizes our changes in cash flow activities for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2026	2025

Cash flows used by operating activities	$(36,958)	$(25,899)
Cash flows used in investing activities	(437)	(1,789)
Cash flows used in financing activities	(3,380)	(4,329)
Effect of exchange rate changes on cash	190	(317)
Change in cash and cash equivalents	(40,585)	(32,334)
Cash and cash equivalents at beginning of period	247,966	249,641
Cash and cash equivalents at end of period	$207,381	$217,307

Cash Flows Used by Operating Activities

The following table summarizes the components of cash flows used by operating activities for the periods indicated (in thousands):
	Three Months Ended
	September 30,
	2026	2025

Net income (loss)	$6,189	$(3,663)
Depreciation and amortization	1,783	2,461
Stock-based compensation expense	1,325	1,921
Operating lease impairment due to restructuring	—	1,529
Loss (gain) on disposal of property, plant and equipment	89	(217)
Other non-cash expenses	103	94
Cash effect of changes in operating assets and liabilities	(46,447)	(28,024)
Net cash used by operating activities	$(36,958)	$(25,899)

The significant components of the $46.4 million change in operating assets and liabilities for the three months ended September 30, 2026 are summarized as follows:

•Accounts receivable, excluding credit losses recognized during the period and including retention amounts classified as non-current, decreased by $4.9 million from 2026, which increased cash flows from operating activities. The decrease is primarily attributable to the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $0.2 million which increased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") decreased $8.9 million which decreased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volumes and the timing of when job costs are incurred and the timing of customer billings and payments. Some fixed-price customer contracts allow for significant upfront billings at the beginning of a project, which increases liquidity near-term.

•Accounts payable decreased by $23.2 million which decreased cash flows from operating activities. These operating liabilities can fluctuate based on business volumes; the timing of vendor payments; accruals; and other timing differences.

•Changes in other operating assets and liabilities decreased cash flows from operating activities by $19.4 million. These operating assets and liabilities can fluctuate based on business volumes and timing of certain cash receipts and payments. Additionally, we generally prepay our annual insurance premiums in the first quarter of the fiscal year.
The significant components of the $28.0 million change in operating assets and liabilities for the three months ended September 30, 2025 are summarized as follows:

•Accounts receivable, excluding credit losses recognized during the period and including retention amounts classified as non-current, increased by $15.1 million which decreased cash flows from operating activities. The increase is primarily attributable to the timing of billing and collections.

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

•Changes in other operating assets and liabilities decreased cash flows from operating activities by $16.5 million. These operating assets and liabilities can fluctuate based on business volumes and timing of certain cash receipts and payments. Additionally, we generally prepay our annual insurance premiums in the first quarter of the fiscal year.

Cash Flows Used by Investing Activities
Investing activities used $0.4 million and $1.8 million of cash in the three months ended September 30, 2026 and 2025, respectively. Capital expenditures were $0.8 million and $2.0 million in the three months ended September 30, 2026 and 2025, respectively.
Cash Flows Used by Financing Activities
Financing activities used $3.4 million and $4.3 million of cash in the three months ended September 30, 2026 and 2025, respectively, primarily due to payments of $0.9 million and $4.2 million, respectively, to satisfy tax withholding obligations associated with stock-based compensation. Additionally, during the three months ended September 30, 2026, we repurchased 234,800 shares of our common stock for $2.5 million.
Dividend Policy
We have never paid cash dividends on our common stock and the terms of our ABL Facility limit dividends to stock dividends other than certain cash dividends under management or employee benefit plans. Any future dividend payments will depend on the terms of our ABL Facility, our financial condition, capital requirements and earnings as well as other relevant factors.
Stock Repurchase Program
In November 2018, the board of directors authorized a share repurchase program (the "Stock Buyback Program") under which the aggregate number of shares repurchased may not exceed 2,707,175 shares. During the three months ended September 30, 2026, we repurchased 234,800 shares for $2.5 million. As of September 30, 2026, there were 1,114,237 shares available for repurchase under the Stock Buyback Program. On November 3, 2026, the Board of Directors approved a new stock buyback program (the "November 2026 program"), which replaced the previous program. Under the November 2026 program, we may repurchase common stock of the Company up to an aggregate purchase price of $25 million. The November 2026 program expires in November 2028. The terms of our ABL Facility, among other things, limit share repurchases to $25.0 million per fiscal year provided that we meet certain availability thresholds. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in our critical accounting policies and estimates from those reported in our fiscal 2026 Annual Report on Form 10-K filed with the SEC. For more information on our critical accounting policies and estimates, see Part II, Item 7 of our fiscal 2026 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our fiscal 2026 Annual Report on Form 10-K.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2026.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended September 30, 2026.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to several legal proceedings. See Part I, Item 1. Financial Statements, Note 6 - Commitments and Contingencies, Litigation, for a description of our material ongoing litigation.

Item 1A. Risk Factors

There were no material changes in our Risk Factors from those reported in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased As Part of Plans or Programs (B)
July 1 to July 31, 2026
Stock Buyback Program	—	$—	—	1,349,037
August 1 to August 31, 2026
Stock Buyback Program	—	$—	—	1,349,037
September 1 to September 30, 2026
Stock Buyback Program (A)	234,800	$10.64	234,800	1,114,237
(A) Represents shares purchased under our Stock Buyback Program.
(B) During the three months ended September 30, 2026, we repurchased common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased could not exceed 2,707,175 shares. As of September 30, 2026, there were 1,114,237 shares available for repurchase under the Stock Buyback Program. On November 3, 2026 the Board of Directors approved the November 2026 program, which replaced the Stock Buyback Program. Under the November 2026 program, we may repurchase common stock of the Company up to an aggregate purchase price of $25.0 million. The November 2026 program expires in November 2028. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. Terms of our ABL Facility also, among other things, limit share repurchases to $25.0 million per fiscal year provided that we meet certain availability thresholds.
Dividend Policy

We have never paid cash dividends on our common stock and the terms of our ABL Facility limit dividends to stock dividends other than certain cash dividends under management or employee benefit plans. Any future dividend payments will depend on the terms of our ABL Facility, our financial condition, capital requirements and earnings as well as other relevant factors.

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
Item 5. Other Information
Trading Arrangements
None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.
ABL Amendment

On November 3, 2026, the Company and its subsidiaries party thereto entered into the Fifth Amendment to Credit Agreement (the “Amendment”), which, among other things, increased the limit on our ability to repurchase shares to $25.0 million per fiscal year provided that we meet certain availability thresholds. The foregoing description of the Amendment is qualified in its entirety by the full text of the Amendment, which is filed as Exhibit 10.1 to this Periodic Report on Form 10-Q and is incorporated herein by reference.
Item 6. Exhibits:
The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Any exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical hereafter.

Exhibit No.	Description

Exhibit 10.1:
Fifth Amendment to Credit Agreement, dated November 3, 2026, by and among Matrix Service Company and certain subsidiaries thereof, certain financial institutions as lenders, and Bank of Montreal, as administrative agent.

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 95:	Mine Safety Disclosure.

Exhibit 101.INS:	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date:	November 5, 2026	By: /s/ Andrew J. Smith
Andrew J. Smith Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)